Form 10-Q
period 2016-02-29
TRAQER CORP
filed 2016-05-10
CIK 1656053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Traqer Corp.

(Name of registrant as specified in its charter)

Nevada	47-3567136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 Sylvan Avenue, Suite 150

Englewood Cliffs, NJ 07632

(Address of principal executive offices) (Zip Code)

(201) 567-6011

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Small Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 10, 2016, there were 5,761,500 shares of common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRAQER CORP.

INTERIM FINANCIAL STATEMENTS

For the Three and Six Months Ended February 29, 2016

(Unaudited)

TRAQER CORP.
BALANCE SHEETS
(Unaudited)

	February 29,	August 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash	$12,903	$2,757

TOTAL ASSETS	$12,903	$2,757

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,016	$250
Accounts payable and accrued liabilities - related party	10,000	-
Due to related parties	-	3,389

TOTAL CURRENT LIABILITIES	18,016	3,639

Notes payable - related parties	53,389	-

TOTAL LIABILITIES	71,405	3,639

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 5,761,500 shares issued and outstanding	5,762	5,762
Additional paid-in capital	6,903	6,903
Accumulated deficit	(71,167)	(13,547)
TOTAL STOCKHOLDERS' DEFICIT	(58,502)	(882)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,903	$2,757

See accompanying notes to financial statements.

TRAQER CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Software development	30,000	-	30,000	-
General and administrative	625	-	768	-
Professional fees	10,916	-	26,817	-
Total operating expenses	41,541	-	57,585	-

NET LOSS FROM OPERATIONS	(41,541)	-	(57,585)	-

Gain (loss) on foreign currency transactions	2	-	(35)	-

NET LOSS	$(41,539)	$-	$(57,620)	$-

Net loss per common share - basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic and diluted	5,761,500	5,000,000	5,761,500	5,000,000

See accompanying notes to financial statements.

TRAQER CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,620)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,766	-
Accounts payable and accrued liabilities - related party	10,000	-
Net cash used in operating activities	(39,854)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable - related parties	50,000	-
Net cash provided by financing activities	50,000	-

NET INCREASE IN CASH	10,146	-

CASH AT BEGINNING OF PERIOD	2,757	-

CASH AT END OF PERIOD	$12,903	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITES:
Conversion of amounts due to related parties to notes payable - related parties	$3,389	$-

See accompanying notes to financial statements.

TRAQER CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Traqer Corp. (the “Company”) was originally organized in the State of Nevada on April 4, 2014. The Company is a startup company that provides volunteer management software to non-for-profit organizations and companies that support and sponsor volunteering activities for their work force. The intent is to provide a Software As a Service (“SAAS”) application that supports mobile devices and tables and makes the activity tracking and communication with the volunteers easy and efficient.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Form S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended August 31, 2015, as reported in the Form S-1, have been omitted.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

NOTE 2 – GOING CONCERN

The Company had an accumulated deficit of $71,167 as of February 29, 2016, and cash used in operations of $39,854 for the six months ended February 29, 2016. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is not guarantee the Company will be successful.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company has provided a discussion of significant accounting policies, estimates and judgments in its audited financial statements for the year ended August 31, 2015 and notes thereto contained in the Company's latest Form S-1 filed with the SEC. There have been no changes to the Company’s significant accounting policies since August 31, 2015.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2015, the Company engaged Front Runner, Ltd., a related party, which specializes in online platforms and mobile applications to complete the back-end and reporting aspects of the SaaS software. This is technology needed to finalize the software and we expect the process to be complete within twelve months. The Company will pay Front Runner, Ltd. total project fees of $120,000.  An initial non-refundable deposit of $10,000 was due to be paid upon execution of the agreement and was included in accounts payable and accrued liabilities – related party as of February 29, 2016, $10,000 to be paid upon the execution of each of the ten milestones, with the remaining $10,000 balance to be paid upon final sign-off. The Company will be required to raise additional sources of capital to meet its contractual commitments under the agreement.

As of August 31, 2015, Perry Systems, Inc. (owned by Bess Lipschutz) had advanced the Company $3,389 to fund operations, to be repaid in full on June 1, 2017. No interest will accrue until after the maturity date, at which time any unpaid principal balance will bear an annual interest rate of 4%.

During the six months ended February 29, 2016, Bess Lipschutz and Shlomit Frommer advanced the Company an additional $50,000 to fund operations. The Company then executed promissory notes for the total $53,389 of advances, of which $3,389 is to be repaid in full on June 1, 2017, $34,900 is to be repaid in full on February 1, 2018 and $15,100 is to be repaid in full on April 1, 2018. No interest will accrue until after the respective maturity dates, at which time any unpaid principal balance will bear an annual interest rate of 3.5%.

NOTE 5 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, both at par value $0.001 per share.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to February 29, 2016, Bess Lipschutz and Shlomit Frommer loaned the Company an additional $29,000 to fund operations. The Company executed promissory notes for the $29,000 to be repaid in full on April 1, 2018. No interest will accrue until after the respective maturity dates, at which time any unpaid principal balance will bear an annual interest rate of 3.5%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Traqer Corp. (“Traqer”, the “Company”, “we”, and “our”) for the quarter ended February 29, 2016. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

We were incorporated on April 4, 2014 under the laws of the state of Nevada. We are a future provider of a cloud-based, volunteer tracking software solution aimed for organizations, non-profits and corporations. Our software will track employees and volunteers’ time specifically for time spent on volunteer activities. We will use innovative technologies and scalable platforms to give us the ability to offer a comprehensive solution to large and medium size organizations. Our Software-as-a-Service, or SaaS, platform will enable organizations to customize the activities and rewards available to their employees and volunteers. The software will be available on multiple devices including desktop computers, tablet computers and cell phones.

Our volunteer tracking software will be ready to be re-branded (white label) by organizations for their users. The users will have access on to the system on multiple digital platforms from any internet enabled location. By adapting the SaaS model we will offer our potential clients ease and speed of deployment, lower cost of ownership and the ability to grow and upgrade easily. Our cloud based platform will also allow for easy scalability. Our solution facilitates the ability for the organization to show recognition and to award their employees/volunteers with points that can be redeemed for prizes. The awards and point values are totally customizable by the client.

Through our SaaS platform, our clients will benefit from a low cost of ownership, shorter implementation cycle and access to the latest version of our software. Additionally, our volunteer tracking solution will have intuitive web and mobile-based user interfaces that are easy for employees/volunteers to use across devices and environments. The easy new client signup and setup model and client-specific branding can lead to viral and organic adoption and our SaaS platform scales to support large, global implementations.

In the past 12 months the company founders worked on the detail design of the SaaS software. We currently have:

•	User interface design (look and feel) for a web version of the system,

•	User interface design (look and feel) of a mobile version of our software for Apple iOS

•	User interface design (look and feel) of a mobile version of our software for Android devices

•	Detailed database schema design

•	Detailed data dictionary for each data element

•	Application screen flow for volunteers

•	Application screen flow for facility administrator

On December 15, 2015, the Company engaged Front Runner, Ltd. which specializes in online platforms and mobile applications to complete the back-end and reporting aspects of the SaaS software. This is technology needed to finalize the software and we expect the process to be complete within twelve (12) months. The Company will pay Front Runner, Ltd. total project fees of $120,000.  An initial non-refundable deposit of $10,000 was paid upon execution of the agreement, $10,000 to be paid upon the execution of each of ten (10) milestones, with the remaining $10,000 balance to be paid upon final sign-off.

Target Market

We primarily focus on not-for-profit organizations that run volunteer programs, ideally, larger organizations with a national presence and multiple chapters. The low cost of the product per chapter makes it attractive to such organizations to enroll. A secondary market is large businesses that offer volunteering opportunities to their employees for some recognition or gain. Those companies usually track the volunteering activities on spreadsheets or as part of their HR system. However, most HR systems do not have proper support for these activities especially not for self-reported activities. Management believes the Traqer system will be a good solution for both target markets.

Marketing and Sales

We will sell our social recognition solution through inside sales personnel based in the United States. Our sales organization is focused on establishing a client base. In addition, we plan to market our products using modern online marketing methods including display ads, search engine marketing, social media and target influencers such as celebrities and sports personalities. In additional, the online marketing efforts will target online sales through lead generation and social marketing. Marketing includes use of our corporate website to provide product and company information. Future efforts to begin a mailing campaign and social networking blogging are planned.

Strategic Alliances

A classic strategic alliance can be formed with the Friendship Circle organization who advised us unofficially during the design of the product. Their extensive experience with such tracking systems and their shortcomings dictated much of our initial feature list. The Friendship Circle is a national organization with over 75 chapters nationwide and over 10,000 volunteers.

Services Pricing

We plan to price the product on a sliding scale from $99 per user to $495 per user. The future plan is to develop additional premium modules which will be priced separately. We will also negotiate special pricing with large organizations for unlimited use of the product for a fixed sum of money annually.

Intellectual Property

Our volunteer management system software has not been registered with the U.S. Patent and Trademark Office.

Limited Operating History

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Results of Operations

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues	$-	$-	$-	$-
Total operating expenses	41,541	-	57,585	-
(Gain) loss on foreign currency transactions	(2)	-	35	-
Net loss	$(41,539)	$-	$(57,620)	$-

For the Three Months Ended February 29, 2016 as compared to the Three Months Ended February 28, 2015

Revenues

We are still an early stage company and did not generate any revenues.

Operating Expenses

We incurred total operating expenses of $41,541 and $0 for the three months ended February 29, 2016, and February 28, 2015, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the three months ended February 29, 2016 and February 28, 2015, we incurred a net loss of $41,539 and $0, respectively. We generated a gain of $2 on foreign currency transactions during the three months ended February 29, 2016, compared to $0 during the three months ended February 28, 2015.

For the Six Months Ended February 29, 2016 as compared to the Six Months Ended February 28, 2015

Revenues

We are still an early stage company and did not generate any revenues.

Operating Expenses

We incurred total operating expenses of $57,585 and $0 for the six months ended February 29, 2016 and February 28, 2015, respectively. All of these expenses related to general and administrative expenses.

Net Loss

During the six months ended February 29, 2016 and February 28, 2015, we incurred a net loss of $57,620 and $0, respectively. We incurred a loss of $35 on foreign currency transactions during the six months ended February 29, 2016, compared to $0 during the six months ended February 28, 2015.

Liquidity and Capital Resources

As of February 29, 2016, the Company had a working capital deficit of $5,113, a net loss of $57,620 and had not earned any revenues to cover its operating costs. As of August 31, 2015, the Company had a working capital deficit of $932. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2016.

The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

During the six months ended February 29, 2016 and February 28, 2015, the Company used cash in operating activities of $39,584 and $0, respectively. The cash used in operating activities during the six months ended February 29, 2016, was primarily related to the Company’s net loss of $57,620.

Cash Flows from Financing Activities

During the six months ended February 29, 2016 and February 28, 2015, the Company had cash provided by financing activities of $50,000 and $0, respectively. The cash provided by financing activities during the six months ended February 29, 2016 was related to proceeds of $50,000 from the issuance of notes payable - related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Share-based payments". Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for share–based payments granted to non–employees in accordance with ASC 505, “Equity Based Payments to Non–Employees”. The Company determines the fair value of the stock–based payment as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which a commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of February 29, 2016, 2016 and, based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended February 29, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibits	Description

10.1	Application Development Agreement with Front Runner LTD, dated December 15, 2015 (1)

10.2	Loan Agreement with Bess Audrey Lipschutz, dated February 1, 2016 (2)

10.3	Loan Agreement with Shlomit Chaya Frommer, dated February 1, 2016 (2)

10.4	Loan Agreement with Bess Audrey Lipschutz, dated March 15, 2016 (2)

10.5	Loan Agreement with Shlomit Chaya Frommer, dated March 15, 2016 (2)

31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Filed with the Securities and Exchange Commission on February 22, 2016 as an exhibit to the Company’s registration statement on Form S-1, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on March 8, 2016 as an exhibit to the Company’s registration statement on Form S-1, which exhibit is incorporated herein by reference.

*	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAQER CORP.
Date: May 10, 2016
	By:	/s/ Bess Audrey Lipschutz
Bess Audrey Lipschutz, Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016
	By:	/s/ Shlomit Chaya Frommer
Shlomit Chaya Frommer
Chief Financial Officer, (Principal Financial Officer)