Form 10-Q
period 2016-05-31
TRAQER CORP
filed 2016-07-08
CIK 1656053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Small Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 8, 2016, there were 5,761,500 shares of common stock issued and outstanding.

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

TRAQER CORP.

INTERIM FINANCIAL STATEMENTS

For the Three and Nine Months Ended May 31, 2016

(Unaudited)

TRAQER CORP.

BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash	$1,278	$2,757

TOTAL ASSETS	$1,278	$2,757

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,359	$250
Due to related parties	-	3,389

TOTAL CURRENT LIABILITIES	19,359	3,639

Notes payable - related parties	101,389	-

TOTAL LIABILITIES	120,748	3,639

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 5,761,500 shares issued and outstanding	5,762	5,762
Additional paid-in capital	6,903	6,903
Accumulated deficit	(132,135)	(13,547)
TOTAL STOCKHOLDERS' DEFICIT	(119,470)	(882)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,278	$2,757

See accompanying notes to financial statements.

TRAQER CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Software development – related party	30,000	-	60,000	-
General and administrative	634	26	1,402	26
Professional fees	30,334	1,750	57,151	1,750
Total operating expenses	60,968	1,776	118,553	1,776

NET LOSS FROM OPERATIONS	(60,968)	(1,776)	(118,553)	(1,776)

Loss on foreign currency transactions	-	-	(35)	-

NET LOSS	$(60,968)	$(1,776)	$(118,588)	$(1,776)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	5,761,500	5,000,000	5,761,500	5,000,000

See accompanying notes to financial statements.

TRAQER CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	May 31, 2016	May 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(118,588)	$(1,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	19,109	-
Net cash used in operating activities	(99,479)	(1,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable - related parties	98,000	1,800
Capital contribution	-	50
Net cash provided by financing activities	98,000	1,850

NET INCREASE (DECREASE) IN CASH	(1,479)	74

CASH AT BEGINNING OF PERIOD	2,757	-

CASH AT END OF PERIOD	$1,278	$74

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITES:
Conversion of amounts due to related parties to notes payable - related parties	$3,389	$-

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

NOTE 2 – GOING CONCERN

The Company had an accumulated deficit of $132,135 as of May 31, 2016, and cash used in operations of $99,479 for the nine months ended May 31, 2016. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is not guarantee the Company will be successful.

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

During the nine months ended May 31, 2016, Bess Lipschutz and Shlomit Frommer advanced the Company an additional $98,000 to fund operations. The Company then executed promissory notes for the total $101,389 of advances, of which $3,389 is to be repaid in full on June 1, 2017, $34,900 is to be repaid in full on February 1, 2018, and $63,100 is to be repaid in full on April 1, 2018. No interest will accrue on any of the notes until after the respective maturity dates, at which time any unpaid principal balance will bear an annual interest rate of 3.5% to 4%.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to May 31, 2016, Bess Lipschutz and Shlomit Frommer loaned the Company an additional $24,000 to fund operations. The Company executed promissory notes for the $24,000 to be repaid in full on December 1, 2018.  No interest will accrue until after the respective maturity dates, at which time any unpaid principal balance will bear an annual interest rate of 3.5%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Traqer Corp. (“Traqer”, the “Company”, “we”, and “our”) for the quarter ended May 31, 2016. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operation

For the Three Months Ended May 31, 2016 as compared to the Three Months Ended May 31, 2015

Revenues

We are still an early stage company and have not generated any revenues.

Operating Expenses

We incurred total operating expenses of $60,968 and $1,776 for the three months ended May 31, 2016 and 2015, respectively. For the three months ended May 31, 2016, $30,000 of these expenses were for software development costs to a related party. The remainder of general and administrative expenses are primarily for professional fees associated with public company reporting expenses.

Net Loss

During the three months ended May 31, 2016 and 2015, we incurred a net loss of $60,968 and $1,776, respectively.

For the Nine Months Ended May 31, 2016 as compared to the Nine Months Ended May 31, 2015

Revenues

We are still an early stage company and have not generated any revenues.

Operating Expenses

We incurred total operating expenses of $118,553 and $1,776 for the nine months ended May 31, 2016 and 2015, respectively. For the three months ended May 31, 2016, $60,000 of these expenses were for software development costs to a related party. The remainder of general and administrative expenses are primarily for professional fees associated with public company reporting expenses.

Net Loss

During the nine months ended May 31, 2016 and 2015, we incurred a net loss of $118,588 and $1,776, respectively. We incurred a loss of $35 on foreign currency transactions during the nine months ended May 31, 2016, compared to $0 during the nine months ended May 31, 2015.

Liquidity and Capital Resources

As of May 31, 2016, the Company had a working capital deficit of $18,081, an accumulated deficit of $132,135 and had not earned any revenues to cover its operating costs. The Company intends to fund future operations through loans from shareholders and potential equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through loans from shareholders and potential equity offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

During the nine months ended May 31, 2016 and 2015, the Company used cash in operating activities of $99,479 and $1,776, respectively. The cash used in operating activities during the nine months ended May 31, 2016 and 2015, was primarily related to the Company’s net loss of $118,588 and $1,776, respectively.

Cash Flows from Financing Activities

During the nine months ended May 31, 2016 and 2015, the Company had cash provided by financing activities of $98,000 and $1,850, respectively. The cash provided by financing activities during the nine months ended May 31, 2016 and 2015 was primarily related to proceeds from the issuance of notes payable - related parties.

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

Disclosure of Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of May 31, 2016, and based on his evaluation, and has concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended May 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibits	Description

10.1*	Loan Agreement with Bess Audrey Lipschutz, dated June 17, 2016.

10.2*	Loan Agreement with Shlomit Chaya Frommer, dated June 17, 2016.

31.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of the Principal Executive Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of the Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAQER CORP.
Date: July 8, 2016
	By:	/s/ Bess Audrey Lipschutz
Bess Audrey Lipschutz, Chief Executive Officer (Principal Executive Officer)

Date: July 8, 2016
	By:	/s/ Shlomit Chaya Frommer
Shlomit Chaya Frommer
Chief Financial Officer, (Principal Financial Officer)