Form 10-K
period 2016-08-31
TRAQER CORP
filed 2016-11-23
CIK 1656053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-207552

TRAQER CORP.

(Exact name of registrant as specified in its charter)

Nevada	47-3567136
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

910 Sylvan Avenue, Suite 150

Englewood Cliffs, NJ 07632

Tel.: (201) 567-6011

(Address of principal executive offices)

Tel.: (201) 567-6011

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There was no public trading market as of the last business day of the Company’s second fiscal quarter, so there was no aggregate market value of common stock held by non-affiliates.

As November 22, 2016 there were 5,761,500 shares of common stock issued and outstanding.

Exhibits incorporated by reference are referred to in Part IV.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue”, negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Annual Report and include information concerning: possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results; and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Annual Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1. Business.

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

In the past 18 months, the company founders worked on the detailed design of the SaaS software. We currently have:

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

As of August 31, 2016, Front Runner delivered the scheduled milestones ahead of schedule. We now have an initial version of the software and we decided to move up the marketing plan a couple of months. We are in advanced discussions with a couple of beta sites that can test the software in a real environment. We currently have a few beta sites live.

The Company was invited in June 2016 to present in an international expo of Friendship Circle (“FC”) organizations. We presented a preview of the software and received valuable feedback from the heads of a number of FC chapters.

After the Friendship Circle expo, the changes requested were integrated into the program and presented again to the Friendship Circle organization. In August 2016, a few of the Friendship Circle chapters agreed to start using the program in September 2016 for the annual fee.

The Company also has met with representatives of CTEEN, an international youth organization with approximately 200 chapters worldwide. After providing a demo of the software, CTEEN showed interest in the program and provided comments requesting that the Company implement certain changes to the application to fit CTEEN requirements. The Company agreed to make the changes and CTEEN promised to provide a handful of chapters as beta testers once the changes are implemented.

We also created a basic corporate website at traqercorp.com. The website will be enhanced when SaaS product is ready to be marketed.

We are currently a startup company. Since inception, our operations are limited to forming the Company, raising capital resources, and actively developing the first version of our product. We have not generated any revenues to date. We do not currently engage in any business activities that provide cash flow. As of August 31, 2016, the Company had 4,385 cash at hand. We require additional capital to implement our business and fund our operations.

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

Marketing and Sales

We will sell our Volunteer management SaaS solution through inside sales personnel based in the United States.  In addition, we plan to market our products using modern online marketing methods including display ads, search engine marketing, social media and target influencers such as celebrities and sports personalities. In additional, the online marketing efforts will target online sales through lead generation and social marketing. Marketing includes use of our corporate website to provide product and company information. Future efforts to begin a mailing campaign and social networking blogging are planned.

Strategic Alliances

A classic strategic alliance was formed with the Friendship Circle organization who advised us unofficially during the design of the product. Their extensive experience with such tracking systems and their shortcomings dictated much of our initial feature list. The Friendship Circle is an international organization with over 79 chapters nationwide and over 11,000 volunteers. In June 2016, we presented our solution at the Friendship Circle International Expo.

Services Pricing

We plan to price the product on a sliding scale from $49 per user to $495 per user. The future plan is to develop additional premium modules which will be priced separately. We will also negotiate special pricing with large organizations for unlimited use of the product for a fixed sum of money annually. Special pricing will be offered to beta sites and early adopters.

Beta customers such as Friendship Circle and CTEEN are offered a $360 annual subscription. Several FC chapters indicated that they are comfortable with the pricing structure and agreed to pay the subscription. CTEEN headquarters also indicated satisfaction with the pricing structure.

Competition

There are a number of companies competing in this space. Below is a list of companies with the description of their product.

Volgistics	Manage client’s volunteer database from any computer; in the office, at home or on the road. Allow volunteers to fill out applications, submit their schedule preferences and even self-schedule, all from the comfort of home. No start-up costs, licensing, or additional fees for support or upgrades. Simply pay a low monthly fee with no long term contract.

NationBuilder	Community building and volunteer management software starting at $19 per month. Includes website builder with free themes and page templates, dynamic volunteer database, online fundraising and donor management, and email blasting. Bring community to life with NationBuilder Match and automatically match client’s email list to Facebook, Twitter, LinkedIn, and Klout. Built for nonprofits, charities, advocacy groups, membership organizations, and small businesses.

Regpack	Regpack is an online volunteer solution that includes registration, scheduling, and volunteer management. Get volunteers automatically scheduled with a unique tool that does the work for the business. Used by hundreds including Goodwill, Habitat, and Stanford University. Regpack is special in that it works according to client’s process and does not demand client to alter based on it.

NewOrg Management System	Complete integrated data management system for all sizes of non-profits. Cloud based NewOrg manages Clients & Programs, Services, Donors, Volunteers & Scheduling, Mass Email, Web Content, Event Calendars & Payment Processing, and more with extensive customizable reporting in all areas. Improve efficiency and transparency while reducing staff inefficiency and reporting overhead and errors. A single integrated system for all of organization's data management and reporting.

DonorSnap	DonorSnap is an easy to use online donor/membership management system. Features include tracking for donations, pledges, and interactions; unlimited user defined fields; Excel import/export; and online forms/donations.

We plan to compete with the competitors by concentrating on ease of use on mobile devices. Currently, each of the competitors requires some form of desktop installation because not all functions are available on their mobile compatible application. Many do not have mobile apps altogether, and those that do only mobile apps for the volunteers, and not the admin and executives. We will also integrate with most popular social media sites for ease sharing and to help create buzz.

Intellectual Property

Our volunteer management system software has not been registered with the U.S. Patent and Trademark Office.

Employees and Employment Agreements

We have no full-time employees. Our officers devote 20-30 hours a week to the operations of the business. Currently we use outside services for all the necessary work related to software development, customer service, sales and marketing.

The Company entered into an employment agreement dated August 1, 2016 with Bess Audrey Lipschutz, our current Chief Executive Officer. Pursuant to the agreement, Ms. Lipschutz will continue to be employed as Chief Executive Officer of the Company. The term of the agreement is one year. Ms. Lipschutz will be entitled to a base salary at the annualized rate of $30,000. Ms. Lipschutz may be terminated for “cause” as defined in the agreement, and is subject to confidentiality restrictions.

The Company entered into an employment agreement dated August 1, 2016 with Shlomit Chaya Frommer, our current Chief Financial Officer. Pursuant to the agreement, Ms. Frommer will continue to be employed as the Chief Financial Officer of the Company. The term of the agreement is one year. Ms. Frommer will be entitled to a base salary at the annualized rate of $20,000. Ms. Frommer may be terminated for “cause” as defined in the agreement, and is subject to confidentiality restrictions.

Corporation Information

Our principal executive office is located at 910 Sylvan Avenue, Suite 150, Englewood Cliffs, New Jersey, 07632 and our telephone number is 201-567-6011.

Item 1A. Risk Factors.

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Report.

Risks Relating to Our Business and Industry

Our ability to continue as a going concern

As of August 31, 2016, the Company had a working capital deficit of $22,087, an accumulated deficit of $181,752 and had not earned any revenues to cover its operating costs.  Due to the early-stage nature of the Company, the Company expects to incur additional losses in the immediate future. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company’s Officers have historically provided funding for operations until the Company raises sufficient capital to provide for the first-year operating expenses and will continue, at their sole discretion, to do so for the next (12) months.

We are an early stage company and this makes it difficult to evaluate our business and future prospects.

Our Company is in its early-stage. So its operations will be subject to all risks inherent in the establishment of a new business. Included in these risks are our limited capital, corporate infrastructure and marketing arrangements. Our management team is experienced but new to its intended field and well supported by industry experts and consultants. Our Company’s total service lines have had no commercial exposure or sales. The likelihood that we will succeed must be considered in light of the problems, expenses, and delays frequently encountered in connection with the development of new businesses.

We may fail to continue to attract, develop and retain key management, which could negatively impact our operating results.

We depend on the performance of our executive officers Bess Audrey Lipschutz and Shlomit Frommer. The loss of our senior management could negatively impact our operating results and our ability to execute our business strategy. We do not have “key person” life insurance policies on any of our employees.

Our future success depends on our ability to attract, retain and motivate highly skilled employees. Additionally, we depend on our ability to train and develop skilled sales people and an inability to do so would significantly harm our growth prospects and operating performance.

Our business may suffer if we are not successful in ability to upgrade and stay compatible with the rapidly changing browser technologies.

The sale of our product is dependent on the ability to market it online and its compatibility with browsers, both on the internet and on all mobile devices. Browsers and mobile devices continue to evolve and change according to the demands of the users. Our future success in addressing the needs of our potential customers will depend, in part, on our ability to timely and cost-effectively:

o	respond to emerging industry standards and other technological changes;

o	develop our internal technical capabilities and expertise;

o	broaden our service offerings; and

o	adapt our services to new technologies as they emerge.

Our failure in any of these areas could harm our business.

The Company may not have sufficient funds to fulfill our obligations under our agreement with Front Runner.

On December 15, 2015, the Company engaged Front Runner, Ltd. which specializes in online platforms and mobile applications to complete the back-end and reporting aspects of the SaaS software. This is technology needed to finalize the software and we expect the process to be complete within twelve (12) months. The Company will pay Front Runner, Ltd. total project fees of $120,000.  An initial non-refundable deposit of $10,000 was paid upon execution of the agreement, $10,000 to be paid upon the execution of each of ten (10) milestones, with the remaining $10,000 balance to be paid upon final sign-off. As of August 31, 2016 the Company had paid $90,000 for the development of the software all financed from loans from its founders. Unless we raise additional funds, either through the sale of equity securities or one or more collaborative arrangements, we may not have sufficient funds to fulfill our obligations under this agreement.

We are an ‘emerging growth company” and any decision on our part to comply only with certain reduced disclosure requirements applicable to ‘emerging growth companies” could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt in to the extended transition period for complying with the revised accounting standards.

The JOBS Act allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies.

Since we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We do not expect our existing cash or cash equivalents to be sufficient to fund operations for the next twelve (12) months. We expect we will need to obtain funds from additional financing or other sources for our business activities. If we do not receive these funds, we would need to reduce, delay or eliminate some of our expenditures.

We have a history of minimal revenues, have incurred losses, expect continued losses and may never achieve profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully deploying our products and operating and expanding our business.

As of August 31, 2016, the Company had a working capital deficit of $22,087, an accumulated deficit of $181,752 and had not earned any revenues to cover its operating costs.   We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully implementing our business plan.

Our losses have resulted principally from costs incurred in connection with our administrative activities. We expect our operating expenses to dramatically increase as a result of our planned production and sale of Traqer software. Since we have no significant operating history, we cannot assure you that our business will ever become profitable or that we will ever generate sufficient revenues to meet our expenses and support our planned activities. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

Without substantial additional financing, we may be unable to achieve the objectives of our current business strategy, which could force us to delay, curtail or eliminate our product and service development programs thereby adversely affecting our operations and the price of our common stock.

We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, our senior secured convertible debentures contain covenants that include restrictions on our ability to pay dividends on our common stock.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product and service development efforts and adversely affect the price of our common stock.

We have very limited operating experience; therefore, regardless of the viability or market acceptance of our products, we may be unable to achieve profitability or realize our other business goals.

Our success will depend in large part on our ability to address problems, expenses and delays frequently associated with bringing a new product to market. We may not be able to successfully sell our product even if our software proves to be a viable solution and achieve market acceptance. Consequently, we may be unable to achieve profitability or realize our other business goals.

We are targeting an evolving market and we cannot be certain that our business strategy will be successful.

The market for subscription based volunteer management software is rapidly evolving. We cannot accurately predict the size of this market or its potential growth. Our future product represents only one of the possible solutions for volunteer activity tracking. The evolving nature of the market that we intend to target makes an accurate evaluation of our business prospects and the formulation of a viable business strategy very difficult. Thus, our business strategy may be faulty or even obsolete and as a result, we may not properly plan for or address many obstacles to success, including the following:

•	the timing and necessity of substantial expenditures for the development, production and sale of our products;

•	the emergence of newer, more competitive technologies and products and the future cost of the components used in our systems;

•	applicable regulatory requirements;

•	the reluctance of potential customers to consider new technologies;

•	the failure to strategically position ourselves in relation to joint venture or strategic partners, and potential and actual competitors;

•	the failure of our products to satisfy the needs of the markets that we intend to target and the resulting lack of widespread or adequate acceptance of our products; and

•	the difficulties in managing rapid growth of operations and personnel.

The industry within which we compete is highly competitive. Many of our competitors have greater financial and other resources and greater name recognition than we do and one or more of these competitors could use their greater financial and other resources or greater name recognition to gain market share at our expense.

The industry within which we compete is highly competitive. New developments in technology may negatively affect the development or sale our product or make our product uncompetitive or obsolete. Competition for our product may come from current HR software, improvements to volunteer tracking systems and new technologies. Our target market is currently serviced by existing software companies with existing customers and companies using proven and accepted volunteer tracking software. As a result, our competitors may be able to compete more aggressively and sustain that competition over a larger period of time than we could. Each of these competitors has the potential to capture market share in various markets, which could have a material adverse effect on our position in the industry and our financial results.

Significant adverse impact to our capital reserve of any liable uninsured claim

We do not have any insurance to cover potential risks and liabilities, including, but not limited to, injuries or economic losses arising out of or relating to our omission or errors in providing our services. Even if we decide to obtain insurance coverage in the future, it is possible that: (1) we may not be able to get enough insurance to meet our needs; (2) we may have to pay very high premiums for the additional coverage; (3) we may not be able to acquire any insurance for certain types of business risk; or (4) we may have gaps in coverage for certain risks. We may be exposed to potential uninsured claims for which we could have to expend significant amounts of capital. Consequently, if we were found liable for a significant uninsured claim in the future, we may be forced to expend a significant amount of our capital to resolve the uninsured claim.

Software within the industry in which we operate are subject to rapid technological changes. If we fail to accurately anticipate and adapt to these changes, the product we sell will become obsolete, causing a decline in our sales and profitability.

The industry within which we compete is subject to rapid technological change and frequent new product introductions and enhancements which often cause product obsolescence. We believe that our future success depends on our ability to continue to enhance our existing product and technologies, and to develop in a timely manner new enhancements and products with improved technologies. We may incur substantial unanticipated costs to ensure product functionality, compatibility and reliability early in its product life cycles. If we are not successful in the introduction of new software and development, in a timely manner, of new upgrades or enhancements to our existing product and technologies that satisfy potential customer needs and achieve market acceptance, our sales and profitability will decline.

Our failure to manage our growth effectively could prevent us from achieving our goals.

Our strategy envisions a period of growth that may impose a significant burden on our administrative, financial and operational resources. The growth of our business will require significant investments of capital and management’s close attention. Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, engineers and other personnel. We may be unable to do so. In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments. If we are unable to successfully manage our growth, we may be unable to achieve our goals.

Compliance with regulations governing public company corporate governance and reporting is uncertain and expensive. Recent changes in our business are likely to increase our compliance costs and the amount of management time required.

After becoming a public company, we will be required to file with the SEC annual and quarterly information and other reports that are specified in Section 13 of the Securities Exchange Act of 1934, as amended, ("the Exchange Act"). We have incurred and will continue to incur significant legal, accounting, and other expenses that private companies do not incur. We incur costs associated with our public company reporting requirements and with corporate governance and disclosure requirements, including requirements under the Sarbanes-Oxley Act of 2002 (or Sarbanes-Oxley) and rules implemented by the SEC and the Financial Industry Regulatory Authority. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. We anticipate the additional costs to be approximately $25,000 per year at our current level of business.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

The Company’s Certificate of Incorporation and By-Laws include provisions that eliminate the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Nevada or other applicable law. These provisions eliminate the liability of directors to the Company and its stockholders for monetary damages arising out of any violation of a director of their fiduciary duty of due care. Under Nevada law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

Conflicts of interest may arise from other business activities of our officers and directors.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Risks Related to our Common Stock

Our shares of common stock are not registered under the Exchange Act and as a result we have limited reporting duties which could make our common stock less attractive to investors.

Our shares of common stock are not registered under the Exchange Act of 1934, as amended. As a result, we will not be subject to the federal proxy rules and our directors, executive officers and 10% beneficial holders will not be subject the reporting requirements of Section 13(a) of the Exchange Act or Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year. We do not intend to register our shares of common stock under the Exchange Act for the foreseeable future, provided that, we will register our shares of common stock under the Exchange Act if we have, after the last day of our fiscal year, more than either (i) 2000 persons; or (ii) 500 shareholders of record who are not accredited investors, in accordance with Section 12(g) of the Exchange Act. As a result, although, upon the effectiveness of the Registration Statement of which this prospectus forms a part, we will be required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our shares of common stock are not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our shares of common stock are not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding shares of common stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Such information about our directors, executive officers, and beneficial holders will only be available through this (and any subsequent) Registration Statement, and periodic reports we file thereunder. Furthermore, so long as our shares of common stock are not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

Because our common stock is not registered under the Securities Act of 1934, as amended, our reporting obligations under Section 13(A) and Section 15(D) of the Securities Exchange Act of 1934, as amended, may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

Our common stock is not registered under the Exchange Act, and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, $10,000,000 in total assets and either more than 2,000 shareholders of record or 500 shareholders of record who are not accredited investors (as such term is defined by the Securities and Exchange Commission), in accordance with Section 12(g) of the Exchange Act).   As long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 13(a) and Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record.  This suspension is automatic and does not require any filing with the SEC.  In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

Any issuance of shares of our common stock or senior securities in the future could have a dilutive effect on the value of our existing stockholders’ shares.

If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders would be reduced. In addition, such securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the necessary amount of capital. Our stockholders may experience dilution in the value of their shares as a result.

Future sales of restricted shares could decrease the price a willing buyer would pay for shares of our common stock and impair our ability to raise capital.

Future sales of substantial amounts of our shares, or the appearance that a large number of our shares are available for sale, could adversely affect the prices prevailing and could impair our ability to raise capital through the sale of our securities.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell your shares.

Secondary trading in common stock registered for re-sale will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

If the estimates that we make, or the assumptions upon which we rely, in preparing our financial statements prove inaccurate, our future financial results may vary from expectations. Failure to meet expectations may decrease the price of our securities

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, stockholders’ equity, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual performance may be higher or lower than our estimates for a variety of reasons, including unanticipated competition, regulatory actions or changes in one or more of our contractual relationships. We cannot assure you, therefore, that any of our estimates, or the assumptions underlying them, will be correct.

If significant business or product announcements by us or our competitors cause fluctuations in our stock price, an investment in our stock may suffer a decline in value.

The market price of our common stock may be subject to substantial volatility as a result of announcements by us or other companies in our industry, including our collaborators and competitors. Announcements that may subject the price of our common stock to substantial volatility include announcements regarding:

●	our operating results, including the amount and timing of revenue generation; and

●	significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors.

As a result, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it may be that in some future year or quarter our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock would likely be materially adversely affected.

There is no assurance of a public market or that our common stock will ever trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock and there can be no assurance that one will ever develop. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

Securities analysts may not initiate coverage of our shares or may issue negative reports, which may adversely affect the trading price of the shares.

We cannot assure you that securities analysts will cover our company. If securities analysts do not cover our company, this lack of coverage may adversely affect the trading price of our shares. The trading market for our shares will rely in part on the research and reports that securities analysts publish about us and our business. If one or more of the analysts who cover our company downgrades our shares, the trading price of our shares may decline. If one or more of these analysts ceases to cover our company, we could lose visibility in the market, which, in turn, could also cause the trading price of our shares to decline. Further, because of our small market capitalization, it may be difficult for us to attract securities analysts to cover our company, which could significantly and adversely affect the trading price of our shares.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have not declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

Our common stock is considered a “penny stock”, which may be subject to restrictions on marketability, so you may not be able to sell your shares.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

Item 1B. Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2. Description of Property.

Our principal executive office is located at 910 Sylvan Avenue, Suite 150, Englewood Cliffs, New Jersey, 07632 and our telephone number is (201) 567-6011. We believe our facilities are adequate for our current needs. Once our product is developed and marketed, we will consider leasing office space.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

 Our common stock is currently quoted on the OTC Markets under the symbol TAQR.  There has been no trading in our common stock.

(b) Holders

As of August 30, 2016, we had 33 holders of our common stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer with its business address at 18 Lafayette Pl, Woodmere, NY 11598.

(c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Nevada law.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have an Equity Compensation Plan.

Item 6. Selected Financial Data.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated on April 4, 2014 under the laws of the state of Nevada. We are a provider of a cloud-based, volunteer tracking software solution aimed for organizations, non-profits and corporations.

Plan of Operation

We are currently a start-up company. We have not formed any material relationship or entered into any agreement with not-for-profit organizations or companies with volunteering programs. Since inception, our operations are limited to forming the Company and raising capital resource. We have nominal revenues to date.

During the next twelve months, we intend to take the following steps in connection with the development of our business and the implementation of our plan of operations:

•	Complete the development of the product, back-end and reporting engine. For this purpose, we engaged a software development company which specializes in online platforms and mobile apps. As of August 31, 2016, the development company delivered all scheduled milestones.

•	Prepare and execute an ongoing marketing plan to attract new clients.

•	Website – We have established a core website and have plans to upgrade which will feature the product and allow potential customers to sign up online. The domain name of the new site is www.traqercorp.com. We built the first version of our website and will allocate an additional $2,500 for further enhance the website. The current site was developed by our own Bess Lipschutz.

•	Search Optimization, investment will be a vigorous pursuit of search engine optimization (SEO). We will optimize our website (traqercorp.com) for priority search engine placement and by continuing to work to optimize the site, and increasing the number of links to the site, we believe we can receive improved search results and search engine saturation, which in turn directs more potential to the website.

•	Social Media - We expect to build a robust social media following through development of new content and advertising. By increasing our following and providing relevant and original content, we will attract potential clients, and build our credibility for potential clients.

•	We project that these online campaigns, creating our website and advertising our social media presence, will cost approximately $2,000 per month. We plan to start the social network campaign in Q1 2017.

•	While online marketing is expected to attract new clients, we are well-aware that our business is based primarily on relationship building and developing trust with potential clients. As such, we are budgeting $4,000 for the next 5 months to reach out to potential clients. After 5 months, we will revisit the success of these efforts and work to maximize our spending.

•	Build a talent base in order to execute our projects.

•	We will work to build a team of 10 volunteers, who we will be able to call not-for-profit organizations and spread the word on our product. Since the product is serving volunteer organizations we believe we can get cooperation from new clients for volunteers in exchange for services. We have already received an agreement in principle from a few Friendship Circle partners to spread the word to some 75 chapters of Friendship Circle. We also received a similar agreement from CTEEN headquarters. CTEEN has over 200 chapters worldwide.

•	In addition, we plan to reach out to 9 charitable organizations in the New Jersey and New York communities and provide them with free 30 days’ usage of the system.

Our increased marketing, staffing and other needs will require us to raise more funds from the public markets via the sale of additional shares after we go public. If we are unable to raise the necessary funds to execute this phase of our plan of operations, we may have to scale back on our plan.

All of the sources of our cash to date have been provided by the principal shareholders of the Company who plan to support our operations until we raise additional funds in the future. The only professional fees we have incurred to date and intend to incur for the foreseeable future are for our attorneys and accountants.

On December 15, 2015, the Company engaged Front Runner, Ltd. which specializes in online platforms and mobile applications to complete the back-end and reporting aspects of the SaaS software. This is technology needed to finalize the software and we expect the process to be complete within twelve (12) months. The Company will pay Front Runner, Ltd. total project fees of $120,000, which is the cost expected to be incurred in connection with the development agreement with Front Runner LTD.  An initial non-refundable deposit of $10,000 was paid upon execution of the agreement, $10,000 to be paid upon the execution of each of ten (10) milestones, with the remaining $10,000 balance to be paid upon final sign-off. As of August 2016, most of the software was developed and $90,000 was paid to Front Runner for the development.

Results of Operations:

For the year ended August 31, 2016 and 2015

	Year Ended August 31, 2016	Year Ended August 31, 2015
Revenue	$62	$-
General and administrative	6,214	135
Software development	90,000	0
Professional fees	72,018	3,000
Total operating expenses	168,232	3,135
Net loss from operations	(168,170)	(3,135)
Gain/Loss on foreign currency transactions	(35)	177
Net loss	$(168,205)	$2,958

Revenue

We had revenue of $62 and 0 for the year ended 2016 and 2015, respectively.

Operating Expenses

We incurred total operating expenses of $168,232 and $3,135 for the years ended August 31, 2016 and 2015, respectively. The increase is primarily due to increased software development expense and professional fees.

Net Loss

During the years ended August 31, 2016 and 2015, we incurred a net loss of $168,205 and $2,958, respectively. The increase in our net loss is primarily due to increased software development expense and professional fees.

Liquidity and Capital Resources

As of August 31, 2016, the Company had a working capital deficit of $22,087, an accumulated deficit of $181,752 and had not earned revenues to cover its operating costs. The Company intends to fund future operations through loans from shareholders and potential equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Cash Flows Used In Operating Activities

During the years ended August 31, 2016 and 2015, the Company used cash in operating activities of $145,372 and $7,708, respectively. The cash used in operating activities was primarily related to the Company’s net losses.

Cash Flows Provided By Financing Activities

During the year ended August 31, 2016 and 2015, the Company had cash provided by financing activities of $147,000 and $10,465, respectively. The cash provided by financing activities during the year ended August 31, 2016 and 2015 was primarily related to proceeds from the issuance of notes payable - related parties.

Inflation

We do not believe that inflation has had a material effect on our results of operations.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities, impairment of long-lived assets, commitments and contingencies, and revenue recognition. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of August 31, 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Traqer Corp.

Englewood Cliffs, New Jersey

We have audited the accompanying balance sheets of Traqer Corp. as of August 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. Traqer Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Traqer Corp. as of August 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Traqer Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Traqer Corp. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
November 23, 2016

TRAQER CORP.

BALANCE SHEETS

	August 31,	August 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash	$4,385	$2,757
Accounts receivable	250	-

TOTAL CURRENT ASSETS	4,635	2,757

TOTAL ASSETS	$4,635	$2,757

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$18,726	$250
Accounts payable & accrued liabilities - related parties	4,119	-
Deferred revenue	488	-
Due to related party	3,389	3,389

TOTAL CURRENT LIABILITIES	26,722	3,639

NOTES PAYABLE - RELATED PARTIES	147,000	-

TOTAL LIABILITIES	173,722	3,639

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 5,761,500 shares issued and outstanding	5,762	5,762
Additional paid-in capital	6,903	6,903
Accumulated deficit	(181,752)	(13,547)
TOTAL STOCKHOLDERS' DEFICIT	(169,087)	(882

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,635	$2,757

See accompanying notes to financial statements.

TRAQER CORP.

STATEMENTS OF OPERATION

	For the Year	For the Year
	Ended	Ended
	August 31, 2016	August 31, 2015

Revenue
Service revenue, net	$62	$-

OPERATING EXPENSES
Software development	90,000	-
General and administrative	6,214	135
Professional fees	72,018	3,000
Total Operating Expenses	168,232	3,135

NET LOSS FROM OPERATIONS	(168,170)	(3,135)

Gain (loss) on foreign currency exchange	(35)	177

Net loss before provision for income taxes	(168,205)	(2,958)

Provision for income taxes	-	-

NET LOSS	$(168,205)	$(2,958)

Net loss per share - basic and diluted	(0.03)	(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	5,761,500	5,280,360

See accompanying notes to financial statements.

TRAQER CORP.

STATEMENTS OF CASH FLOW

	For the Year	For the Year
	Ended	Ended
	August 31, 2016	August 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,205)	$(2,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts receivable	(250)	-
Increase in accounts payable	18,476	(4,750)
Decrease in accounts payable - related party	4,119	-
Increase in deferred revenue	488	-
Net Cash Used In Operating Activities	(145,372)	(7,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	2,800
Proceeds from sale of common stock	-	7,615
Proceeds from notes payable - related party	147,000	-
Capital contribution	-	50
Net Cash Provided By Financing Activities	147,000	10,465

NET INCREASE IN CASH	1,628	2,757

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,757	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,385	$2,757

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITES:
Conversion of amounts due to related parties to notes payable - related parties	$3,389	$-

See accompanying notes to financial statements.

TRAQER CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

Balance, August 31, 2014	-	$-	$5,000,000	$5,000	-	(10,589)	(5,589)

Capital contribution	-	-	-	-	50	-	50

Sale of common stock	-	-	761,500	762	6,853	-	7,615

Net loss	-	-	-	-	-	(2,958)	(2,958)

Balance August 31, 2015	-	-	5,761,500	5,762	$6,903	$(13,547)	$(882)

Net loss		-	-	-	-	(168,205)	(168,205)

Balance August 31, 2016	-	$-	$5,761,500	$5,762	$6,903	$(181,752)	$(169,087)

See accompanying notes to financial statements.

TRAQER CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN

The Company had an accumulated deficit of $181,752 as of August 31, 2016 and cash used in operations of $145,372 for the year ended August 31, 2016. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is not guarantee the Company will be successful.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

 Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to repay their obligation. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to repay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

Stock-Based Compensation

The measurement and recognition of compensation expense for all share-based payment awards made to employees and directors is recognized in the financial statements, based on their fair value. The Company measures share-based compensation to consultants and recognizes the fair value of the award over the period the services are rendered or goods are provided.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. There are no dilutive securities issued for the periods presented in the accompanying financial statements.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency

The Company has determined that the functional currency of the Company is U.S. Dollars. Foreign currency transaction gains and losses are included in the statement of operations as other income (expense).

Revenue Recognition

Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company recognizes revenue from setup fees initially as deferred revenue and amortized the amounts received over the term of the agreements. Revenue from the sale of software subscriptions are recognized over twelve months. Revenue from monthly subscription fees are recorded during the month the membership is earned.

 New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2015, the Company engaged Front Runner, Ltd., a related party, which specializes in online platforms and mobile applications to complete the back-end and reporting aspects of the SaaS software. This is technology needed to finalize the software and we expect the process to be complete within twelve months. The Company will pay Front Runner, Ltd. total project fees of $120,000.  An initial non-refundable deposit of $10,000 was due to be paid upon execution of the agreement and was included in accounts payable and accrued liabilities – related party as of February 29, 2016, $10,000 to be paid upon the execution of each of the ten milestones, with the remaining $10,000 balance to be paid upon final sign-off. As of August 2016, most of the software was developed and $90,000 was paid to Front Runner for the development.

As of August 31, 2015, Perry Systems, Inc. (owned by Bess Lipschutz) had advanced the Company $3,389 to fund operations, to be repaid in full on June 1, 2017. No interest will accrue until after the maturity date, at which time any unpaid principal balance will bear an annual interest rate of 4%.

During the year ended August 31, 2016, Bess Lipschutz and Shlomit Frommer advanced the Company an additional $147,000 to fund operations. The Company then executed promissory notes for the total $150,389 of advances, of which $3,389 is to be repaid in full on June 1, 2017, $34,900 is to be repaid in full on February 1, 2018, $63,100 is to be repaid in full on April 1, 2018, $24,000 is to be repaid in full on December 1, 2018 and $25,000 is to be repaid in full on December 1, 2019. No interest will accrue on any of the notes until after the respective maturity dates, at which time any unpaid principal balance will bear an annual interest rate of 3.5% to 4%.

The Company entered into an employment agreement dated August 1, 2016 with Bess Audrey Lipschutz. Pursuant to the agreement, Ms. Lipschutz will continue to be employed as Chief Executive Officer of the Company. The term of the agreement is one year. During the term of the agreement, Ms. Lipschutz will be entitled to a base salary at the annualized rate of $30,000. As of August 31, 2016 Ms. Lipschutz is owed $2,500.

The Company entered into an employment agreement dated August 1, 2016 with Shlomit Chaya Frommer. Pursuant to the agreement, Ms. Frommer will continue to be employed as the Chief Financial Officer of the Company. The term of the agreement is one year. During the term of the agreement, Ms. Frommer will be entitled to a base salary at the annualized rate of $20,000. As of August 31, 2016 Ms. Frommer is owed $1,667.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

On August 1, 2016, Ajay Movalia accepted an appointment to serve on the Board of Directors of the Company. In connection with Mr. Movalia’s appointment as a director, the Company and Mr. Movalia entered into a director agreement whereby Mr. Movalia will receive 3,000 shares of common stock valued at the fair market value of the common stock on the date of grant at $30 ($0.01 per share).

NOTE 6– CONCENTRATIONS

For the year ended August 31, 2016, one customer accounted for 100% of total accounts receivable. During the year ended August 31, 2016 two customers each comprised 50% of total sales.

NOTE 7 – INCOME TAXES

As of August 31, 2016, the Company had net operating loss carry forwards of approximately $181,752  that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the total amount of the deferred tax asset relating to these tax loss carry-forwards.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to August 31, 2016, Bess Lipschutz and Shlomit Frommer each loaned the Company an additional $18,000 to fund operations. The Company executed promissory notes for the $18,000 to be repaid in full on December 1, 2019.  No interest will accrue until after the respective maturity dates, at which time any unpaid principal balance will bear an annual interest rate of 3.5%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of August 31, 2016. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of August 31, 2016 that the Company’s disclosure controls and procedures were not effective due to material weaknesses indicated below.

Management's Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting”, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management recognizes that there are inherent limitations in the effectiveness of any system of internal control and, accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with the Company’s established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of August 31, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2016.

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of August 31, 2016 and identified the following material weaknesses:

a)	Lack of audit committee. The Company does not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.
b)	Lack of proper segregation of duties due to limited personnel.
c)	Lack of a formal review process related to financial reporting that includes multiple levels of review.

The Company’s management is committed to improving the Company’s internal controls and will: (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; and (3) may consider appointing outside directors and audit committee members in the future.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have discussed the material weakness noted above with the Company’s independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the three months ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth the names, ages, positions and dates of appointment of our directors and executive officers.

Name	Age	Position	Date Appointed

Bess Audrey Lipschutz	57	Chief Executive Officer, Secretary and Director	April 4, 2014

Shlomit Chaya Frommer	47	Chief Financial Officer, Chief Operating Officer and Director.	April 4, 2014

Ajay Movalia	36	Director	August 1, 2016

The Company’s directors serve in such capacity until the first annual meeting of the Company’s shareholders and until their successors have been elected and qualified. The Company’s officers serve at the discretion of the Company’s board of directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person’s activities are material to the operation of the Company.

The business background and descriptions of the appointed directors and officers are as follows:

Bess Audrey Lipschutz, Chief Executive Officer, Secretary and Director

Betsy, as Chief Operating Officer of Perry Systems since 1992, has led software development teams and managed all the large scale network systems and platforms needed to design, program and integrate information technology (IT) with digital media and marketing to create and market client software and software based products. Previous to that she was President and Founder of Corporate Know-How, a New York based company established in 1988. Corporate Know-How designed training facilities and custom course-ware to transition to PC technology and software and offered IT network integration to large and medium sized companies in the New York tristate area. Betsy was directly responsible for managing over 200 people ranging from project managers to engineers, UI designers, testers and support personnel.

Shlomit Chaya Frommer, Chief Financial Officer, Chief Operating Officer and Director

Shlomit has extensive experience in Human Resources. Shlomit also has many years of being on the inside of a not-for-profit organization run by her parents. Having this unique experience makes her the perfect blend of manager with understanding of our target market. Shlomit has been employed as the Director of Human Resources for Perry Systems, Inc. since 2002. She was responsible for dealing with dozens of employees, thousands of candidates and hundreds of interviews. Shlomit also managed all relationships with all employee benefit providers, banks, insurance companies, phone companies and other vendors. Her vast experience in managing the needs of a growing corporation will come in handy as Traqer Corp. grows.

Ajay Movalia, Director

Ajay has over 13 years of experience in working with the structured life cycle of projects using concepts of data warehousing and client/server technologies.  Mr. Movalia offers to the board vision, analytical and tactical skills.  Since 2009, Mr. Movalia has served as a Senior Partner at OCI Technologies, an Indian based consulting firm.  Mr. Movalia also provides consulting services to investment banks with respect to Banking/Equities Front Office (Sales and Trading) and domain knowledge (CRM, Deals Management, Client Profitability, Revenue Reporting).  He is a strong leader and strategist in data mining and Software as a Service (SaaS) product offerings.

Mr. Movalia has a bachelor degree in Computer Engineering from Sardar Patel University, Gujarat, India.

Our officers devote between 20-30 hours per week to our affairs.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Executive Legal Proceedings

Except as set forth below, no director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Board of Directors and Agreements

Our directors shall be elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director shall hold such office until his successor is elected and qualified or until his earlier resignation or removal. Any vacancy occurring on the board of directors and any directorship to be filled by reason of an increase in the board of directors may be filled by the affirmative vote of a majority of the remaining directors, although less than a quorum, or by a sole remaining director. Such newly elected director shall hold such office until his successor is elected and qualified or until his earlier resignation or removal.

Any officer elected or appointed by the Board of Directors may be removed at any time by the Board of Directors. Any officer appointed by the Chairman may be removed at any time by the Board of Directors or the Chairman. Any officer may resign at any time by giving written notice of his resignation to the Chairman or to the Secretary. Any vacancy occurring in any office of Chairman of the Board, President, Vice President, Secretary or Treasurer shall be filled by the Board of Directors. Any vacancy occurring in any other office may be filled by the Chairman.

On August 1, 2016, Ajay Movalia accepted an appointment to serve on the Board of Directors of the Company. In connection with Mr. Movalia’s appointment as a director, the Company and Mr. Movalia entered into a director agreement whereby Mr. Movalia will receive 3,000 shares of common stock of the Company annually for as long as he remains a director of the Company.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	Been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

The Company does not currently have a code of ethics, and because the Company has only limited business operations and only two officers and three directors, the Company believes that a code of ethics would have limited utility. The Company intends to adopt such a code of ethics as the Company’s business operations expand and the Company has more employees.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following sets forth information with respect to the compensation awarded or paid to our executive officers for all services rendered in all capacities to us in fiscal year 2016 and 2015.  These executive officers are referred to as the “named executive officers” throughout this Registration Statement.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we pay or award to our named executive officers for the fiscal years of 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Bess Audrey Lipschutz, CEO	2016	2,500	-	-	-	-	-	-	2,500
	2015	-	-	-	-	-	-	-	-

Shlomit Chaya Frommer, CFO	2016	1,667	-	-	-	-	-	-	1,667
	2015	-	-	-	-	-	-	-	-

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has signed employment contracts with Bess Audrey Lipschutz and Shlomit Chaya Frommer, dated August 1, 2016. Pursuant to the employment contract with Ms. Lipschutz, she will continue to be employed as Chief Executive Officer of the Company. The term of the agreement is one year. Ms. Lipschutz will be entitled to a base salary at the annualized rate of $30,000. Ms. Lipschutz may be terminated for “cause” as defined in the agreement, and is subject to confidentiality restrictions. Pursuant to the employment contract with Ms. Frommer, she will continue to be employed as the Chief Financial Officer of the Company. The term of the agreement is one year. Ms. Frommer will be entitled to a base salary at the annualized rate of $20,000. Pursuant to the agreement, Ms. Frommer may be terminated for “cause” as defined in the agreement, and is subject to confidentiality restrictions.

There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

On August 1, 2016, Ajay Movalia accepted an appointment to serve on the Board of Directors of the Company. In connection with Mr. Movalia’s appointment as a director, the Company and Mr. Movalia entered into a director agreement whereby Mr. Movalia will receive 3,000 shares of common stock of the Company annually for as long as he remains a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date of this annual report with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated:

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (2)
Bess Audrey Lipschutz, Chief Executive Officer, Director	2,500,000	44.37%

Shlomit Chaya Frommer, Chief Financial Officer, Director	2,500,000	44.37%

Ajay Movalia, Director	0	0%

All executive officers and directors, as a group	5,000,000	88.74%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Traqer Corp., 910 Sylvan Avenue, Suite 150, Englewood Cliffs, New Jersey, 07632.

(2)	Based on 5,761,500 shares of common stock issued and outstanding as of November 22, 2016. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person. No options or warrants are outstanding.

Description of Securities

Authorized Capital Stock

Our authorized share capital consists of 200,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, both at par value $0.001 per share.  As of November 22, 2016, 5,761,500 shares of our Common Stock and 0 shares of our preferred stock were outstanding.

Common Stock

Each share of our common stock entitles its holder to one vote in the election of each director and on all other matters voted on generally by our stockholders, other than any matter that (1) solely relates to the terms of any outstanding series of preferred stock or the number of shares of that series and (2) does not affect the number of authorized shares of preferred stock or the powers, privileges and rights pertaining to the common stock. No share of our common stock affords any cumulative voting rights. This means that the holders of a majority of the voting power of the shares voting for the election of directors can elect all directors to be elected if they choose to do so.

Holders of our common stock will be entitled to dividends in such amounts and at such times as our Board of Directors in its discretion may declare out of funds legally available for the payment of dividends. We currently intend to retain our entire available discretionary cash flow to finance the growth, development and expansion of our business and do not anticipate paying any cash dividends on the common stock in the foreseeable future. Any future dividends will be paid at the discretion of our Board of Directors.

If we liquidate or dissolve our business, the holders of our common stock will share ratably in all our assets that are available for distribution to our stockholders after our creditors are paid in full and the holders of all series of our outstanding preferred stock, if any, receive their liquidation preferences in full.

Our common stock has no preemptive rights and is not convertible or redeemable or entitled to the benefits of any sinking or repurchase fund.

Warrants

As of August 31. 2016, we had no warrants issued.

Options

As of August 31, 2016, we had no options outstanding.

Item 13. Certain Relationships and Related Transactions.

On May 5, 2014, the Company authorized the issuance of 2,500,000 shares to Bess Audrey Lipschutz and 2,500,000 shares to Shlomit Chaya Frommer as founder shares.

In 2014, Perry Systems, Inc. (owned by Bess Lipschutz) advanced the Company $589 to fund operations, to be repaid in full on June 1, 2017. Unpaid principal after the due date accrues interest at a rate of 4% per annum.

In 2015, Perry Systems, Inc. (owned by Bess Lipschutz) advanced the Company $2,800 to fund operations, to be repaid in full on June 1, 2017. Unpaid principal after the due date accrues interest at a rate of 4% per annum.

During the three months ended November 30, 2015, Bess Lipschutz and Shlomit Frommer advanced the Company a total of $6,000 to fund operations. These advances bear no interest and are due on demand.

On December 15, 2015, the Company engaged Front Runner, Ltd., owned by Shlomit Chaya Frommer’s brother-in-law, which specializes in online platforms and mobile applications to complete the back-end and reporting aspects of the SaaS software.

During the year ended August 31, 2016, Bess Lipschutz and Shlomit Frommer advanced the Company an additional $98,000 to fund operations. The Company then executed promissory notes for the total $101,389 of advances, of which $3,389 is to be repaid in full on June 1, 2017, $34,900 is to be repaid in full on February 1, 2018, and $63,100 is to be repaid in full on April 1, 2018. No interest will accrue on any of the notes until after the respective maturity dates, at which time any unpaid principal balance will bear an annual interest rate of 3.5% to 4%.

On June 17, 2016, Bess Lipschutz and Shlomit Frommer loaned the Company an additional $24,000 to fund operations. The Company executed promissory notes for the $24,000 to be repaid in full on December 1, 2018.  No interest will accrue until after the respective maturity dates, at which time any unpaid principal balance will bear an annual interest rate of 3.5%.

On July 27, 2016, Bess Lipschutz and Shlomit Frommer loaned the Company an additional $8,000 to fund operations. The Company executed promissory notes for the $8,000 to be repaid in full on December 1, 2018.  No interest will accrue until after the respective maturity dates, at which time any unpaid principal balance will bear an annual interest rate of 3.5%.

On August 22, 2016, Bess Lipschutz and Shlomit Frommer loaned the Company an additional $13,000 to fund operations. The Company executed promissory notes for the $13,000 to be repaid in full on December 1, 2018.  No interest will accrue until after the respective maturity dates, at which time any unpaid principal balance will bear an annual interest rate of 3.5%.

On August 25, 2016, Bess Lipschutz and Shlomit Frommer loaned the Company an additional $2,000 to fund operations. The Company executed promissory notes for the $2,000 to be repaid in full on December 1, 2019.  No interest will accrue until after the respective maturity dates, at which time any unpaid principal balance will bear an annual interest rate of 3.5%.

Item 14.  Principal Accounting Fees and Services.

GBH CPAs, PC the Company’s independent registered public accounting firm, provides audit services to us. The table below reports fees billed or to be billed to us for professional services provided to us during the fiscal years ended August 31, 2016 and 2015 by GBH CPAs,

	Year Ended August 31,
	2016	2015
Audit Fees(1)	$20,825	$1,750
Audit Related Fees	—	—
Tax Fees	200	—
All Other Fees	—	—
Total	$21,025	$1,750

(1) GBH CPAs receives these fees for the audit of our annual financial statements, reviews of our financial statements included in our quarterly reports on Form 10-Q and other services related to our registration statement on Form S-1 in 2015 and 2016 and certain current reports on Form 8-K for the fiscal years ended August 31, 2016 and 2015.

The Company does not have an audit committee. The Board pre-approves all services provided by the Company’s independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Item 16. Exhibits and Financial Statement Schedules

Exhibit Number	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

10.1	Loan Agreement between Company and Perry Systems, Inc. (2)

10.2	Application Development Agreement with Front Runner LTD, dated December 15, 2015 (3)

10.3	Loan Agreement with Bess Audrey Lipschutz, dated February 1, 2016 (4)

10.4	Loan Agreement with Shlomit Chaya Frommer, dated February 1, 2016 (4)

10.5	Loan Agreement with Bess Audrey Lipschutz, dated March 15, 2016 (5)

10.6	Loan Agreement with Shlomit Chaya Frommer, dated March 15, 2016 (5)

10.7	Loan Agreement with Bess Audrey Lipschutz, dated June 17, 2016. (6)

10.8	Loan Agreement with Shlomit Chaya Frommer, dated June 17, 2016. (6)

10.9	Director Agreement with Ajay Movalia, dated August 1, 2016. (7)

10.10	Employment Agreement with Bess Audrey Lipschutz, dated August 1, 2016. (7)

10.11	Employment Agreement with Shlomit Chaya Frommer, dated August 1, 2016. (7)

10.12	Loan Agreement with Bess Audrey Lipschutz, dated July 27, 2016 (8)

10.13	Loan Agreement with Shlomit Chaya Frommer, dated July 27, 2016 (8)

10.14	Loan Agreement with Bess Audrey Lipschutz, dated August 22, 2016 (8)

10.15	Loan Agreement with Shlomit Chaya Frommer, dated August 22, 2016 (8)

10.16	Loan Agreement with Bess Audrey Lipschutz, dated November 1, 2016 *

10.17	Loan Agreement with Shlomit Chaya Frommer, dated November 1, 2016 *

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of the Principal Executive Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification of the Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

99.1	Oral Agreement Summary (3)

101.INS	XBRL Instance. *

101.SCH	XBRL Schema. *

101.CAL	XBRL Calculation. *

101.DEF	XBRL Definition. *

101.LAB	XBRL Label. *

101.PRE	XBRL Presentation. *

(1)	Filed with the Securities and Exchange Commission on October 21, 2015 as an exhibit to the Company’s registration statement on Form S-1, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on January 4, 2016 as an exhibit to the Company’s registration statement on Form S-1/A, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on February 22, 2016 as an exhibit to the Company’s registration statement on Form S-1/A, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on March 8, 2016 as an exhibit to the Company’s registration statement on Form S-1/A, which exhibit is incorporated herein by reference.

(5)	Filed with the Securities and Exchange Commission on March 17, 2016 as an exhibit to the Company’s registration statement on Form S-1/A, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on July 8, 2016 as an exhibit to the Company’s Form 10-Q, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on August 4, 2016 as an exhibit to the Company’s Form 8-K, which exhibit is incorporated herein by reference.

(8)	Filed with the Securities and Exchange Commission on August 25, 2016 as an exhibit to the Company’s post-effective amendment, which exhibit is incorporated herein by reference.

*	Filed herewith

+	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAQER CORP.

Date: November 23, 2016	By:	/s/ Bess Audrey Lipschutz
Bess Audrey Lipschutz,
Chief Executive Officer, Director

	By:	/s/ Shlomit Chaya Frommer
Shlomit Chaya Frommer
Chief Financial Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bess Audrey Lipschutz	Chief Executive Officer (Principal Executive	November 23, 2016
Bess Audrey Lipschutz	Officer), Director

/s/ Shlomit Chaya Frommer	Chief Financial Officer (Principal Financial and	November 23, 2016
Shlomit Chaya Frommer	Accounting Officer), Director