Form 10-Q
period 2016-11-30
TRAQER CORP
filed 2017-01-13
CIK 1656053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 0-55729

Traqer Corp.
(Name of registrant as specified in its charter)

Nevada	47-3567136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 Sylvan Avenue, Suite 150
Englewood Cliffs, NJ 07632
(Address of principal executive offices) (Zip Code)

(201) 567-6011
(Registrant’s telephone number, including area code)

                                                    N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Small Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of January 13, 2017, there were 5,761,500 shares of common stock issued and outstanding.

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

TRAQER CORP.
INTERIM FINANCIAL STATEMENTS
For the Three Months Ended November 30, 2016
(Unaudited)

TRAQER CORP.
BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2016	2016

ASSETS

CURRENT ASSETS
Cash	$2,608	$4,385
Accounts receivable	2,050	250

TOTAL CURRENT ASSETS	4,658	4,635

TOTAL ASSETS	$4,658	$4,635

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$25,769	$18,726
Accounts payable & accrued liabilities - related party	17,669	4,119
Deferred revenue	4,032	488
Due to related party	3,389	3,389

TOTAL CURRENT LIABILITIES	50,859	26,722

NOTES PAYABLE - RELATED PARTY	183,000	147,000

TOTAL LIABILITIES	233,859	173,722

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,761,500 and 5,761,500 shares issued and outstanding, respectively	5,762	5,762
Additional paid in capital	6,903	6,903
Accumulated deficit	(241,866)	(181,752)
TOTAL STOCKHOLDERS’ DEFICIT	(229,201)	(169,087)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,658	$4,635

See accompanying notes to financial statements.

TRAQER CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2016	November 30, 2015

Revenue
Service revenue, net	$1,045	$-

OPERATING EXPENSES
Software development	10,000	-
General and administrative	13,730	1,901
Professional fees	37,429	14,143
Total Operating Expenses	61,159	16,044

NET LOSS FROM OPERATIONS	(60,114)	(16,044)

Loss on foreign currency transactions	-	(37)

NET LOSS	$(60,114)	$(16,081)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	5,761,500	5,761,500

See accompanying notes to financial statements.

TRAQER CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	November 30, 2016	November 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,114)	$(16,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,800)	-
Increase in accounts payable	7,043	9,805
Decrease in accounts payable - related party	13,550	-
Increase in deferred revenue	3,544	-
Net Cash Used In Operating Activities	(37,777)	(6,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	6,000
Proceeds from notes payable – related party	36,000	-
Net Cash Provided By Financing Activities	36,000	6,000

NET DECREASE IN CASH	(1,777)	(276)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,385	2,757

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,608	$2,481

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements.

TRAQER CORP.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Traqer Corp. (the “Company”) was originally organized in the State of Nevada on April 4, 2014. The Company is a startup company that provides volunteer management software to non-for-profit organizations and companies that support and sponsor volunteering activities for their work force. The intent is to provide a Software As a Service (“SAAS”) application that supports mobile devices and tablets and makes the activity tracking and communication with the volunteers easy and efficient.

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended August 31, 2016, as reported in the Company’s Annual Report on Form 10-K, have been omitted.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

NOTE 2 – GOING CONCERN

The Company had an accumulated deficit of $241,866 as of November 30, 2016, and cash used in operations of $37,777 for the three months ended November 30, 2016. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is no guarantee the Company will be successful.

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

Accounts Receivable

Accounts receivable are recorded at fair value on the date revenue is recognized. The Company provides allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay their obligation. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to pay, additional allowances may be required. The Company provides for potential uncollectible accounts receivable based on specific customer identification and historical collection experience adjusted for existing market conditions. If market conditions decline, actual collection experience may not meet expectations and may result in decreased cash flows and increased bad debt expense.

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

The Company recognizes revenue from setup fees initially as deferred revenue and amortizes the amounts received over the term of the agreements. Revenue from the sale of software subscriptions are recognized over twelve months. Revenue from monthly subscription fees are recorded during the month the membership is earned.

 New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2015, the Company engaged Front Runner, Ltd., a related party, which specializes in online platforms and mobile applications to complete the back-end and reporting aspects of the SaaS software. This is technology needed to finalize the software and we expect the process to be complete within twelve months. The Company will pay Front Runner, Ltd. total project fees of $120,000.  An initial non-refundable deposit of $10,000 was due to be paid upon execution of the agreement and was included in accounts payable and accrued liabilities – related party as of February 29, 2016, $10,000 to be paid upon the execution of each of the ten milestones, with the remaining $10,000 balance to be paid upon final sign-off. As of September 2016, most of the software was developed and $90,000 was paid to Front Runner for the development. During the three months ended November 30, 2016, the Company notified Front Runner, Ltd. it will be delaying the completion of the final milestone.

As of November 30, 2015, Perry Systems, Inc. (owned by Bess Lipschutz) had advanced the Company $3,389 to fund operations, to be repaid in full on June 1, 2017. No interest will accrue until after the maturity date, at which time any unpaid principal balance will bear an annual interest rate of 4%.

During the three months ended November 30, 2016, Bess Lipschutz and Shlomit Frommer each advanced the Company an additional $18,000 to fund operations for a total of $36,000. The Company executed two promissory notes, each in the amount of $18,000, with due dates of December 1, 2019.  No interest will accrue on any of the notes until after the maturity date, at which time any unpaid principal balance will bear an annual interest rate of 3.5%.

The Company entered into an employment agreement dated August 1, 2016 with Bess Audrey Lipschutz. Pursuant to the agreement, Ms. Lipschutz will continue to be employed as Chief Executive Officer of the Company. The term of the agreement is one year. During the term of the agreement, Ms. Lipschutz will be entitled to a base salary at the annualized rate of $30,000. As of November 30, 2016 and August 31, 2016, Ms. Lipschutz is owed $10,000 and $2,500, respectively.

The Company entered into an employment agreement dated August 1, 2016 with Shlomit Chaya Frommer. Pursuant to the agreement, Ms. Frommer will continue to be employed as the Chief Financial Officer of the Company. The term of the agreement is one year. During the term of the agreement, Ms. Frommer will be entitled to a base salary at the annualized rate of $20,000.  As of November 30, 2016 and August 31, 2016, Ms. Frommer is owed $6,667 and $1,667, respectively.

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

NOTE 6– CONCENTRATIONS

For the three months ended November 30, 2016, no customer amounted to more than 10% of total sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Traqer Corp. (“Traqer”, the “Company”, “we”, and “our”) for the quarter ended November 30, 2016. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Our volunteer tracking software can be re-branded (white label) by organizations for their users. The users will have access on to the system on multiple digital platforms from any internet enabled location. By adapting the SaaS model we will offer our potential clients ease and speed of deployment, lower cost of ownership and the ability to grow and upgrade easily. Our cloud based platform also allows for easy scalability. Our solution facilitates the ability for the organization to show recognition and to award their employees/volunteers with points that can be redeemed for prizes. The awards and point values are totally customizable by the client.

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

On December 15, 2015, the Company engaged Front Runner, Ltd., which specializes in online platforms and mobile applications, to complete the back-end and reporting aspects of the SaaS software. This technology was needed to finalize the software. The original agreement called for the Company to pay Front Runner, Ltd. total project fees of $120,000 consisting of an initial non-refundable deposit of $10,000 upon execution of the agreement, $10,000 to be paid upon the execution of each of ten (10) milestones, with the remaining $10,000 balance to be paid upon final sign-off.  By October 1, 2016 Front Runner completed a sufficient amount of the project so that it was functional and marketing could commence and Front Runner has received an aggregate of $100,000.  The parties have mutually agreed to delay work on the final milestone and payment therefore until a future date so that the Company can receive feedback from its clients and have that included in the final product.

As a result, we have a fully functional product that is available on the desktop browser, Android mobile platform and iPhone mobile platform.  Two organizations are now using the product and signing up new individual chapters.

Target Market

We primarily focus on not-for-profit organizations that run volunteer programs, ideally, larger organizations with a national presence and multiple chapters. The low cost of the product per chapter makes it attractive to such organizations to enroll. A potential secondary market is large businesses that offer volunteering opportunities to their employees for some recognition or gain. Those companies usually track the volunteering activities on spreadsheets or as part of their HR system. However, most HR systems do not have proper support for these activities, especially not for self-reported activities. Management believes the Traqer system will be a good solution for both target markets.

Marketing and Sales

We plan to sell our social recognition solution through inside sales personnel based in the United States. Our sales organization is focused on establishing a client base. In addition, we plan to market our products using modern online marketing methods including display ads, search engine marketing, social media and target influencers such as celebrities and sports personalities. We anticipate that the online marketing efforts will target online sales through lead generation and social marketing. Marketing includes use of our corporate website to provide product and company information. Future efforts to begin a mailing campaign and social networking blogging are planned.

Intellectual Property

Our volunteer management system software has not been registered with the U.S. Patent and Trademark Office.

Limited Operating History

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have generated only minimal revenues to date. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

Results of Operation

For the Three Months Ended November 30, 2016 as compared to the Three Months Ended November 30, 2015

Revenues

We had nominal revenue of $1,045 and $0 for the three months ended November 30, 2017 and 2016, respectively.

Operating Expenses

We incurred total operating expenses of $61,159 and $16,044 for the three months ended November 30, 2016 and 2015, respectively. For the three months ended November 30, 2016, $10,000 of these expenses were for software development costs to a related party and $13,730 for general and administrative expenses.  The remaining $37,429 is primarily for professional fees associated with public company reporting expenses.

Net Loss

During the three months ended November 30, 2016 and 2015, we incurred a net loss of $60,114 and $16,081, respectively.

Liquidity and Capital Resources

As of November 30, 2016, the Company had a working capital deficit of $46,201, an accumulated deficit of $241,866 and had earned only a de minimis amount of revenues which was insufficient to cover its operating costs. The Company intends to fund future operations through loans from shareholders and potential equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to realize its business plan is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these issues, management intends to raise additional funds through loans from shareholders and potential equity offerings although it does not currently have any commitments to obtain such funds.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows from Operating Activities

During the three months ended November 30, 2016 and 2015, the Company used cash in operating activities of $37,777 and $6,276, respectively. The cash used in operating activities during the three months ended November 30, 2016 and 2015, was primarily related to the Company’s net losses.

Cash Flows from Financing Activities

During the three months ended November 30, 2016 and 2015, the Company had cash provided by financing activities of $36,000 and $6,000, respectively. The cash provided by financing activities during the three months ended November 30, 2016 and 2015 was primarily related to proceeds from the issuance of notes payable to related parties.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of November 30, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of November 30, 2016.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2016 and identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibits	Description

31.1	Certification of the Principal Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer of the Registrant pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAQER CORP.
Date: January 13, 2017
	By:	/s/ Bess Audrey Lipschutz
Bess Audrey Lipschutz, Chief Executive Officer (Principal Executive Officer)

Date: January 13, 2017
	By:	/s/ Shlomit Chaya Frommer
Shlomit Chaya Frommer
Chief Financial Officer, (Principal Financial Officer)