Form 10-Q
period 2017-02-28
TRAQER CORP
filed 2017-04-07
CIK 1656053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 07, 2017, there were 5,761,500 shares of common stock issued and outstanding.

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

TRAQER CORP.
INTERIM FINANCIAL STATEMENTS
For the Three and Six Months Ended February 28, 2017
(Unaudited)

TRAQER CORP.
BALANCE SHEETS
(Unaudited)

	February 28,	August 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash	$1,334	$4,385
Accounts receivable	970	250

TOTAL CURRENT ASSETS	2,304	4,635

TOTAL ASSETS	$2,304	$4,635

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$5,675	$18,726
Accounts payable & accrued liabilities - related party	29,135	4,119
Deferred revenue	2,736	488
Due to related party	3,389	3,389

TOTAL CURRENT LIABILITIES	40,935	26,722

NOTES PAYABLE - RELATED PARTY	205,000	147,000

TOTAL LIABILITIES	245,935	173,722

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,761,500 and 5,761,500 shares issued and outstanding, respectively	5,762	5,762
Additional paid-in capital	6,903	6,903
Accumulated deficit	(256,296)	(181,752)
TOTAL STOCKHOLDERS' DEFICIT	(243,631)	(169,087)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,304	$4,635

See accompanying notes to financial statements.

TRAQER CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months	For the Three Months	For Six	For Six
	Months Ended	Months Ended	Months Ended	Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

REVENUE
Service revenue, net	$1,273	$-	$2,318	$-

OPERATING EXPENSES
Software development	-	30,000	10,000	30,000
General and administrative	791	625	14,521	768
Professional fees	26,594	10,916	64,023	26,817
Total Operating Expenses	27,385	41,541	88,544	57,585

NET LOSS FROM OPERATIONS	(26,112)	(41,541)	(86,226)	(57,585)

OTHER INCOME/(EXPENSE)
Gain on settlement of accounts payable	11,682	-	11,682	-
Loss on foreign translations	-	2	-	(35)
Total Other Income / (Expense)	11,682	2	11,682	(35)

NET LOSS	$(14,430)	$(41,539)	$(74,544)	$(57,620)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	5,761,500	5,761,500	5,761,500	5,761,500

See accompanying notes to financial statements.

TRAQER CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	February 28, 2017	February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,544)	$(57,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(720)	-
Accounts payable	(13,051)	7,766
Accounts payable - related party	25,016	10,000
Deferred revenue	2,248	-
Net Cash Used In Operating Activities	(61,051)	(39,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable - related party	58,000	50,000
Net Cash Provided By Financing Activities	58,000	50,000

NET INCREASE IN CASH	(3,051)	10,146

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,385	2,757

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,334	$12,903

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITES:
Conversion of amounts due to related parties to notes payable - related parties	$-	$3,389

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

NOTE 2 – GOING CONCERN

The Company had an accumulated deficit of $256,296 as of February 28, 2017, and cash used in operations of $61,051 for the six months ended February 28, 2017. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is no guarantee the Company will be successful.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2015, the Company engaged Front Runner, Ltd., a related party, which specializes in online platforms and mobile applications to complete the back-end and reporting aspects of the SaaS software. This is technology needed to finalize the software and we expect the process to be complete within twelve months. The Company will pay Front Runner, Ltd. total project fees of $120,000.  An initial non-refundable deposit of $10,000 was due to be paid upon execution of the agreement and was included in accounts payable and accrued liabilities – related party as of February 29, 2016, $10,000 to be paid upon the execution of each of the ten milestones, with the remaining $10,000 balance to be paid upon final sign-off. As of September 2016, most of the software was developed and $90,000 was paid to Front Runner for the development. During the six months ended February 28, 2017, the Company notified Front Runner, Ltd. that it will be delaying the completion of the final milestone.

As of November 30, 2015, Perry Systems, Inc. (owned by Bess Lipschutz) had advanced the Company $3,389 to fund operations, to be repaid in full on June 1, 2017. No interest will accrue until after the maturity date, at which time any unpaid principal balance will bear an annual interest rate of 4%.

During the six months ended February 28, 2017, Bess Lipschutz and Shlomit Frommer each advanced the Company an additional $29,000 to fund operations for a total of $58,000. The Company executed two promissory notes, each in the amount of $29,000, with due dates of December 1, 2019.  No interest will accrue on any of the notes until after the maturity date, at which time any unpaid principal balance will bear an annual interest rate of 3.5%.

The Company entered into an employment agreement dated August 1, 2016 with Bess Audrey Lipschutz. Pursuant to the agreement, Ms. Lipschutz will continue to be employed as Chief Executive Officer of the Company. The term of the agreement is one year. During the term of the agreement, Ms. Lipschutz will be entitled to a base salary at the annualized rate of $30,000. As of February 28, 2017 and August 31, 2016, Ms. Lipschutz is owed $17,500 and $2,500, respectively.

The Company entered into an employment agreement dated August 1, 2016 with Shlomit Chaya Frommer. Pursuant to the agreement, Ms. Frommer will continue to be employed as the Chief Financial Officer of the Company. The term of the agreement is one year. During the term of the agreement, Ms. Frommer will be entitled to a base salary at the annualized rate of $20,000.  As of February 28, 2017 and August 31, 2016, Ms. Frommer is owed $11,667 and $1,667, respectively.

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

NOTE 6 – CONCENTRATIONS

For the three and six months ended February 28, 2017, no customer amounted to more than 10% of total sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Traqer Corp. (“Traqer”, the “Company”, “we”, and “our”) for the quarter ended February 28, 2017. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operation

For the Three Months Ended February 28, 2017 as compared to the Three Months Ended February 28, 2016

Revenues

We had nominal revenue of $1,273 and $0 for the three months ended February 28, 2017 and 2016, respectively. Due to adding new customers at the end of 2016.

Operating Expenses

We incurred total operating expenses of $27,385 and $41,541 for the three months ended February 28, 2017 and 2016, respectively. For the three months ended February 28, 2017, $791 for general and administrative expenses.  The remaining $26,594 is primarily for professional fees associated with public company reporting expenses.

Gain on settlement of accounts payable

During the three months ended February 28, 2017 the Company recorded an $11,682 gain on settlement of accounts payable

Net Loss

During the three months ended February 28, 2017 and 2016, we incurred a net loss of $14,430 and $41,539, respectively.

For the Six Months Ended February 28, 2017 as compared to the Six Months Ended February 28, 2016

Revenues

We had nominal revenue of $2,318 and $0 for the six months ended February 28, 2017 and 2016, respectively. Due to adding new customers at the end of 2016.

Operating Expenses

We incurred total operating expenses of $88,544 and $57,585 for the six months ended February 28, 2017 and 2016, respectively. For the six months ended February 28, 2017, $10,000 of these expenses were for software development costs to a related party and $14,521 for general and administrative expenses.  The remaining $64,023 is primarily for professional fees associated with public company reporting expenses.

Gain on Settlement of Accounts Payable

During the six months ended February 28, 2017 the Company recorded an $11,682 gain on settlement of accounts payable.

Net Loss

During the six months ended February 28, 2017 and 2016, we incurred a net loss of $74,544 and $57,620, respectively.

Liquidity and Capital Resources

As of February 28, 2017, the Company had a working capital deficit of $38,631, an accumulated deficit of $256,296 and had earned only a de minimis amount of revenues which was insufficient to cover its operating costs. The Company intends to fund future operations through loans from shareholders and potential equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Cash Flows from Operating Activities

During the six months ended February 28, 2017 and 2016, the Company used cash in operating activities of $61,051 and $39,854, respectively. The cash used in operating activities during the six months ended February 28, 2017 and 2016, was primarily related to the Company’s net losses.

Cash Flows from Financing Activities

During the six months ended February 28, 2017 and 2016, the Company had cash provided by financing activities of $58,000 and $50,000, respectively. The cash provided by financing activities during the six months ended February 28, 2017 and 2016 was primarily related to proceeds from the issuance of notes payable to related parties.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of February 28, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2017.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2017 and identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: April 07, 2017
	By:	/s/ Bess Audrey Lipschutz
Bess Audrey Lipschutz, Chief Executive Officer (Principal Executive Officer)

Date: April 07, 2017
	By:	/s/ Shlomit Chaya Frommer
Shlomit Chaya Frommer
Chief Financial Officer, (Principal Financial Officer)