Form 10-Q
period 2017-05-31
TRAQER CORP
filed 2017-06-09
CIK 1656053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 9, 2017, there were 5,761,500 shares of common stock issued and outstanding.

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

TRAQER CORP.
INTERIM FINANCIAL STATEMENTS
For the Three and Nine Months Ended May 31, 2017
(Unaudited)

TRAQER CORP.
BALANCE SHEETS
(Unaudited)

	May 31,	August 31,
	2017	2016

ASSETS

CURRENT ASSETS
Cash	$2,596	$4,385
Accounts receivable	970	250

TOTAL CURRENT ASSETS	3,566	4,635

TOTAL ASSETS	$3,566	$4,635

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued liabilities	$46,271	$18,726
Accounts payable & accrued liabilities - related party	25	4,119
Deferred revenue	1,452	488
Notes payable - related party	101,389	3,389

TOTAL CURRENT LIABILITIES	149,137	26,722

NOTES PAYABLE - RELATED PARTY	121,550	147,000

TOTAL LIABILITIES	270,687	173,722

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 5,761,500 and 5,761,500 shares issued and outstanding, respectively	5,762	5,762
Additional paid-in capital	14,016	6,903
Accumulated deficit	(286,899)	(181,752)
TOTAL STOCKHOLDERS' DEFICIT	(267,121)	(169,087)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,566	$4,635

See accompanying notes to financial statements.

TRAQER CORP.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Months Ended	Months Ended	Months Ended	Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016

Revenue
Service revenue, net	$1,285	$-	$3,603	$-

OPERATING EXPENSES
Software development	-	30,000	10,000	60,000
General and administrative	4,950	634	19,470	1,402
Professional fees	19,826	30,334	83,849	57,151
Total Operating Expenses	24,776	60,968	113,319	118,553

LOSS FROM OPERATIONS	(23,491)	(60,968)	(109,716)	(118,553)

Other Income / (Expense)
Interest expense	(7,113)		(7,113)
Gain on settlement of accounts payable	-	-	11,682	-
Loss on foreign currency transactions	-	-	-	(35)
Total Other Income / (Expense)	(7,113)	-	4,569	(35)

NET LOSS	$(30,604)	$(60,968)	$(105,147)	$(118,588)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	5,761,500	5,761,500	5,761,500	5,761,500

See accompanying notes to financial statements.

TRAQER CORP.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31,
	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(105,147)	$(118,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of accounts payable		(11,682)
Imputed interest on notes payable to related parties		7,113
Changes in operating assets and liabilities:
Increase in accounts receivable		(720)	-
Increase / (decrease) in accounts payable		39,227	19,109
Decrease in accrued expenses - related party		(4,094)	-
Increase in deferred revenue		964	-
Net Cash Used In Operating Activities		(74,339)	(99,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable - related party		72,550	98,000
Net Cash Provided By Financing Activities		72,550	98,000

NET INCREASE IN CASH		(1,789)	(1,479)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		4,385	2,757

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$2,596	$1,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes		$-	$-
Cash paid for interest expense		$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of amounts due to related parties to notes payable - related parties	$		$3,389

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

NOTE 2 – GOING CONCERN

The Company had an accumulated deficit of $286,899 as of May 31, 2017, and cash used in operations of $74,339 for the nine months ended May 31, 2017. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is no guarantee the Company will be successful.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On December 15, 2015, the Company engaged Front Runner, Ltd., a related party, which specializes in online platforms and mobile applications to complete the back-end and reporting aspects of the SaaS software. This is technology needed to finalize the software and we expect the process to be complete within twelve months. The Company will pay Front Runner, Ltd. total project fees of $120,000.  An initial non-refundable deposit of $10,000 was due to be paid upon execution of the agreement and was included in accounts payable and accrued liabilities – related party as of February 29, 2016, $10,000 to be paid upon the execution of each of the ten milestones, with the remaining $10,000 balance to be paid upon final sign-off. As of September 2016, most of the software was developed and $90,000 was paid to Front Runner for the development. During the nine months ended May 31, 2017, the Company notified Front Runner, Ltd. that it will be delaying the completion of the final milestone.

As of November 30, 2015, Perry Systems, Inc. (owned by Bess Lipschutz) had advanced the Company $3,389 to fund operations, to be repaid in full on June 1, 2017. The loans bear no interest until the maturity date. If the debt remains unpaid following the maturity date, the principal balance will bear an annual interest rate of 4%.  The Company has recorded imputed interest of $267 during the nine months ended May 31, 2017.

During the nine months ended May 31, 2017, Bess Lipschutz and Shlomit Frommer advanced the Company an additional $72,550 to fund operations for total loans of $219,550. The Company issued promissory notes for all the advances at various dates.  Of the $219,550 notes payable outstanding $98,000 is due within one year and is recorded as a current liability. The loans bear no interest until the maturity date. If the debt remains unpaid following the maturity date, the principal balance will bear an annual interest rate of 3.5%. The Company has recorded imputed interest of $6,846 during the nine months ended May 31, 2017.

The Company entered into an employment agreement dated August 1, 2016 with Bess Audrey Lipschutz. Pursuant to the agreement, Ms. Lipschutz will continue to be employed as Chief Executive Officer of the Company. The term of the agreement is one year. During the term of the agreement, Ms. Lipschutz will be entitled to a base salary at the annualized rate of $30,000. As of May 31, 2017 and August 31, 2016, Ms. Lipschutz is owed $25,000 and $2,500, respectively.

The Company entered into an employment agreement dated August 1, 2016 with Shlomit Chaya Frommer. Pursuant to the agreement, Ms. Frommer will continue to be employed as the Chief Financial Officer of the Company. The term of the agreement is one year. During the term of the agreement, Ms. Frommer will be entitled to a base salary at the annualized rate of $20,000.  As of May 31, 2017 and August 31, 2016, Ms. Frommer is owed $16,667 and $1,667, respectively.

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

Results of Operation

For the Three Months Ended May 31, 2017 as compared to the Three Months Ended May 31, 2016

Revenues

We had nominal revenue of $1,285 and $0 for the three months ended May 31, 2017 and 2016, respectively. Due to adding new customers at the end of 2016.

Operating Expenses

We incurred total operating expenses of $24,776 and $60,968 for the three months ended May 31, 2017 and 2016, respectively. For the three months ended May 31, 2017, $4,950 for general and administrative expenses.  The remaining $19,826 is primarily for professional fees associated with public company reporting expenses.

Net Loss

During the three months ended May 31, 2017 and 2016, we incurred a net loss of $30,604 and $60,968, respectively.

For the Nine Months Ended May 31, 2017 as compared to the Nine Months Ended May 31, 2016

Revenues

We had nominal revenue of $3,603 and $0 for the nine months ended May 31, 2017 and 2016, respectively. Due to adding new customers at the end of 2016.

Operating Expenses

We incurred total operating expenses of $113,319 and $118,553 for the nine months ended May 31, 2017 and 2016, respectively. For the nine months ended May 31, 2017, $10,000 of these expenses were for software development costs to a related party and $19,470 for general and administrative expenses.  The remaining $83,849 is primarily for professional fees associated with public company reporting expenses.

Gain on Settlement of Accounts Payable

During the nine months ended May 31, 2017 the Company recorded an $11,682 gain on settlement of accounts payable.

Net Loss

During the nine months ended May 31, 2017 and 2016, we incurred a net loss of $105,147 and $118,588, respectively.

Liquidity and Capital Resources

As of  May 31, 2017, the Company had a working capital deficit of $145,571, an accumulated deficit of $286,899 and had earned only a de minimis amount of revenues which was insufficient to cover its operating costs. The Company intends to fund future operations through loans from shareholders and potential equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Cash Flows from Operating Activities

During the nine months ended May 31, 2017 and 2016, the Company used cash in operating activities of $74,339 and $99,479, respectively. The cash used in operating activities during the nine months ended May 31, 2017 and 2016, was primarily related to the Company’s net losses.

Cash Flows from Financing Activities

During the nine months ended May 31, 2017 and 2016, the Company had cash provided by financing activities of $72,550 and $98,000, respectively. The cash provided by financing activities during the nine months ended May 31, 2017 and 2016 was primarily related to proceeds from the issuance of notes payable to related parties.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of February 28, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of May 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: June 9, 2017
	By:	/s/ Bess Audrey Lipschutz
Bess Audrey Lipschutz, Chief Executive Officer (Principal Executive Officer)

Date: June 9, 2017
	By:	/s/ Shlomit Chaya Frommer
Shlomit Chaya Frommer
Chief Financial Officer, (Principal Financial Officer)