Form 10-K
period 2017-08-31
TRAQER CORP
filed 2017-12-13
CIK 1656053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                      to

Commission file number: 333-207552

TRAQER CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-3567136
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No.7, Xiang’an Road, Dongsheng County Zhongshan, Guangdong Province, China 528400	528400
(Address of principal executive offices)	(Zip Code)

(86) 0760-22826604
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," accelerated filer" "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 28, 2017, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock.

At December 11, 2017, there were 5,761,500 shares of common stock issued and outstanding.

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

PART I

Item 1. Business.

Traqer Corp. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated on April 4, 2014 under the laws of the state of Nevada to become a future provider of a cloud-based, volunteer tracking software solution aimed for organizations, non-profits and corporations. Since inception, our operations have been limited to forming the Company and raising capital resources. We have only generated nominal revenues to date. On July 31, 2017, the then major stockholders of the Company owning a total of 86.78% of the issued and outstanding shares of common stock of the Company sold all of their shares to a group of buyers, resulting in a change of control of the Company. As a result of such change of control, the Company ceased operations and was reorganized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

We have so far identified a target company and conducted due diligence investigation of the target company. On November 27, 2017, we entered into an exchange agreement with Donggao International Group Shares Limited, a Seychelles International Business Company (“Donggao”), and holders of all outstanding capital stock of Donggao. Pursuant to terms of such exchange agreement, we will acquire 100% of the outstanding capital stock of Donggao, and in exchange, we will issue to the former shareholders of Donggao, an aggregate of 300,000,000 shares of the Company’s common stock. Following the exchange transaction, Donggao will become our wholly-owned subsidiary. We expect to close the exchange transaction as soon as possible upon satisfaction or waiver of all closing conditions but in no event later than the earlier of (i) 180 days after the date of the exchange agreement and (ii) 30 days after satisfaction or waiver of all closing conditions. We, however, cannot make any assurances that the exchange transaction will be consummated. If it fails to consummate, our business purpose will be to continue to seek the acquisition of, or merger with, an existing company. The Company selected August 31 as its fiscal year end.

The Company qualifies as a “shell company” under Rule 12b-2 promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Exchange Act because it currently has no or nominal assets (other than cash) and no or nominal operations. In addition, the Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved. The Company has also elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

 The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of this date, as discussed above, the Company has entered into a definitive exchange agreement with Donggao and all of its current shareholders. In seeking, identifying, analyzing and participating in this potential business combination opportunity with Donggao, the Company has considered the following kinds of factors:

(a)          Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)          Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)          Strength and diversity of management, either in place or scheduled for recruitment;

(d)          Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)          The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)          The extent to which the business opportunity can be advanced; and

(g)          The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, none of which is controlling, management has analyzed all factors and circumstances and made a determination based upon reasonable investigative measures and available data. The fact that the target business opportunity with Donggao occurs in a different industry has made the task of comparative investigation and analysis of such business opportunity difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not have discovered or adequately evaluated adverse facts about the potential acquisition opportunity with Donggao. In evaluating the contemplated acquisition of Donggao, we have conducted an extensive due diligence review of Donggao. Our due diligence has encompassed, among other things, meetings with the Donggao’s incumbent management and inspection of its facilities, review of legal, financial and other information about Donggao which has been made available to us. This due diligence review was conducted by our management and unaffiliated third parties that we engaged, including attorneys, accountants and consultants.

If the contemplated acquisition of Donggao fails to consummate, we will continue to seek other available business combination and reverse merger opportunities. Such potentially available business opportunities may occur in different industries and at various stages of development, and the Company has unrestricted flexibility in seeking, analyzing and participating in such potential business opportunities. In evaluating the next prospective business combination, we will continue to apply the aforementioned criteria and attempt to conduct as extensive a due diligence review of the potential target as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we do. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Form of Acquisition

The manner in which the Company participates in an acquisition or merger opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

The stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

As stated above, the potential acquisition of Donggao has been structured as a share exchange transaction pursuant to which all existing shareholders of Donggao will be issued common stock of the Company in exchange for all of their shares in Donggao. On November 2, 2017, the Company amended its articles of incorporation to increase the number of its authorized shares of common stock from 200,000,000 shares to 2,000,000,000 shares so that it has a sufficient number of authorized but unissued shares of common stock to effect the exchange transaction with Donggao.

Employees

We presently have no employees apart from our management. Our officer and director has devoted substantial time to our business in identifying and analyzing the potential acquisition opportunity with Donggao. We expect no significant changes in the number of our employees other than such changes incident to the contemplated business combination with Donggao or the next target company.

Corporation Information

Our principal executive office is located at No.7, Xiang’an Road, Dongsheng County, Zhongshan, Guangdong Province, China 528400 and our telephone number is (86) 0760-22826604.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents with the SEC under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC’s Office of Investor Education and Advocacy at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy, and information statements and other information regarding issuers, including Traqer Corp., that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

As a smaller reporting company, the Company is not required to provide this information.

Item 2. Properties.

In connection with the change of control on July 31, 2017, we have relocated our principal executive offices from Englewood Cliffs, New Jersey, the United States, to Zhongshan, Guangdong Province, China. We currently lease the office space of our principal executive offices and do not own or lease any other property. We believe our facilities are adequate for our current needs.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

(a) Market Information

Our articles of incorporation authorizes the issuance of up to 2,000,000,000 shares of common stock, par value $0.001 per share.  Our common stock is currently quoted on the OTC Markets under the symbol TAQR and is not listed on a publicly-traded market.

(b) Holders

As of December 11, 2017, there were 23 holders of our common stock. The transfer agent and registrar for our common stock is VStock Transfer with its business located at 18 Lafayette Pl, Woodmere, NY 11598.

(c) Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the operations of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Nevada law. The payment of dividends, if any, is within the discretion of our board of directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as our board of directors may consider.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock. The issuance of any of our common stock is within the discretion of our board of directors.

(e) Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended August 31, 2017.

(f) Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

As a smaller reporting company, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated on April 4, 2014 under the laws of the state of Nevada. We were formed to become a provider of a cloud-based, volunteer tracking software solution aimed for organizations, non-profits and corporations. On July 31, 2017, the then major stockholders of the Company owning a total of 86.78% of the issued and outstanding shares of common stock of the Company sold all of their shares to a group of buyers, resulting in a change of control of the Company. As a result of such change of control, the Company ceased operations and was reorganized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We have so far identified a target company and conducted due diligence investigation of the target company. On November 27, 2017, we entered into an exchange agreement with Donggao and holders of all outstanding capital stock of Donggao. Pursuant to terms of such exchange agreement, we will acquire 100% of the outstanding capital stock of Donggao, and in exchange, we will issue to the former shareholders of Donggao an aggregate of 300,000,000 shares of the Company’s common stock. We expect to close the exchange transaction as soon as possible upon satisfaction or waiver of all closing conditions but in no event later than the earlier of (i) 180 days after the date of the exchange agreement and (ii) 30 days after satisfaction or waiver of all closing conditions.

Plan of Operation

Since inception, we have been a startup company and our operations have been limited to forming the Company and raising capital resource. We have had nominal revenues to date. Since our change of control on July 31, 2017, our principal business objective for the next 12 months and beyond such time has been reset to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

All of the sources of our cash to date have been provided by the principal stockholders of the Company who plan to support our operations until we raise additional funds in the future. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. The only professional fees we have incurred to date and intend to incur for the foreseeable future are for our attorneys and accountants.

Results of Operations

For the years ended August 31, 2017 and 2016

	Year Ended August 31, 2017	Year Ended August 31, 2016
Revenue	$3,603	$62
General and administrative	70,850	6,214
Software development	10,000	90,000
Professional fees	63,458	72,018
Total operating expenses	144,308	168,232
Net loss from operations	(140,705)	(168,170)
Other income	11,682	-
Gain (loss) on foreign currency exchange	-	(35)
Net loss	$(129,023)	$(168,205)

Revenue

We had $3,603 revenue for the year ended August 31, 2017 and $62 for the year ended 2016.

Operating Expenses

We incurred total operating expenses of $144,308 and $168,232 for the years ended August 31, 2017 and 2016, respectively. The decrease was primarily due to decreased software development expense and professional fees associated with public company reporting expenses.

Net Loss

During the years ended August 31, 2017 and 2016, we incurred a net loss of $129,023 and $168,205, respectively. The decrease in our net loss was primarily due to decreased software development expense and professional fees associated with public company reporting expenses.

Liquidity and Capital Resources

As of August 31, 2017, the Company had $0 assets.  This compares with assets equal to $4,635, comprised of cash and cash equivalents and accounts receivable as of August 31, 2016.  As of August 31, 2017, the Company had liabilities that totaled $12,000, comprised of accounts payable and accrued liabilities. This compares with liabilities of $26,722, comprised of accounts payable, accounts payable and accrued liabilities, related party accounts payable and accrued liabilities and deferred revenue as of August 31, 2016.

The Company has nominal assets and has generated nominal revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended August 31, 2017 and 2016:

	Fiscal Year Ended August 31, 2017	Fiscal Year Ended August 31, 2016
Net Cash Used in Operating Activities	$(121,400)	$(145,372)
Net Cash (Used in) Investing Activities	-	-
Net Cash Provided by Financing Activities	117,015	147,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(4,385)	$1,628

Cash Flows Used in Operating Activities

During the years ended August 31, 2017 and 2016, the Company used cash in operating activities of $121,400 and $145,372, respectively. The cash used in operating activities was primarily related to the Company’s net losses.

Cash Flows Provided by Financing Activities

During the year ended August 31, 2017 and 2016, the Company had cash provided by financing activities of $117,015 and $147,000, respectively. The cash provided by financing activities during the year ended August 31, 2017 and 2016 was primarily related to proceeds from the issuance of notes payable related parties.

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

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities, impairment of long-lived assets, commitments and contingencies, and revenue recognition. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3, “Summary of Significant Accounting Policies” in the notes to our consolidated financial statements appearing elsewhere in this Report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of August 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Traqer Corp.
Englewood Cliffs, New Jersey

We have audited the accompanying balance sheet of Traqer Corp. as of August 31, 2016, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. Traqer Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Traqer Corp. as of August 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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
www.gbhcpas.com
Houston, Texas
November 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of Traqer Corp.

We have audited the accompanying balance sheet of Traqer Corp. (the “Company”) as of August 31, 2017, and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Traqer Corp. as of August 31, 2016, were audited by other auditors whose report dated November 23, 2016, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Traqer Corp. as of August 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	/s/ WWC, P.C.
December 13, 2017	Certified Public Accountants

Traqer Corp.
Audited Balance Sheets
As of August 31, 2017 and 2016

	August 31,	August 31,
	2017	2016
ASSETS

Current assets
Cash	$-	$4,385
Accounts receivable	-	250
Total assets	$-	$4,635

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable & accrued liabilities	$12,000	$18,726
Accounts payable & accrued liabilities - related party	-	4,119
Deferred revenue	-	488
Notes payable - related party	-	3,389
	12,000	26,722

Notes payable – related party	-	147,000

Total liabilities	12,000	173,722

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.0001 par value, 200,000,000 shares authorized, 5,761,500 and 5,761,500 shares issued and outstanding, respectively	5,762	5,762
Additional paid-in capital	293,013	6,903
Accumulated deficit	(310,775)	(181,752)
Total stockholders’ deficiency	(12,000)	(169,087)

Total liabilities and stockholders’ deficiency	$-	$4,635

See accompanying notes to financial statements.

Traqer Corp.
Audited Statements of Operations
For the years ended August 31, 2017 and 2016

	For the years ended August 31,
	2017	2016

Revenue
Service revenue, net	$3,603	$62

OPERATING EXPENSES
Software development	10,000	90,000
General and administrative	70,850	6,214
Professional fees	63,458	72,018
Total Operating Expenses	144,308	168,232

NET LOSS FROM OPERATIONS	(140,705)	(168,170)

Other income	11,682	-
Gain (loss) on foreign currency exchange	-	(35)
	11,682	(35)

Net loss before provision for income taxes	(129,023)	(168,205)

Provision for income taxes	-	-

NET LOSS	$(129,023)	$(168,205)

Net loss per share - basic and diluted	(0.02)	(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	5,761,500	5,761,500

See accompanying notes to financial statements

Traqer Corp.
Audited Statements of Cash Flows
For the years ended August 31, 2017 and 2016

	For the years ended August 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(129,023)	$(168,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(250)
Increase in accounts payable	7,623	18,476
Increase in accounts payable - related party	-	4,119
Increase in deferred revenue	-	488
Net Cash Used In Operating Activities	(121,400)	(145,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable - related party	117,015	147,000
Net Cash Provided By Financing Activities	117,015	147,000

NET (DECREASE)/INCREASE IN CASH	(4,385)	1,628

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$4,385	$2,757

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$4,385

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of amounts due to related parties to notes payable - related parties	$-	$3,389
Conversion of related party payable and related party loan to stockholder contribution in additional paid in capital	$286,110	$-

See accompanying notes to financial statements

Traqer Corp.
Audited Statements of Stockholders’ Deficiency
For the years ended August 31, 2017 and 2016

	Common Stock
	Number of		Additional		Total
	Shares		Paid-in	Accumulated	Stockholders’
	Outstanding	Par Value	Capital	Deficit	Deficiency
Balance September 1, 2015	5,761,500	$5,762	$6,903	$(13,547)	$(882)

Net loss	-	-	-	(168,205)	(168,205)

Balance August 31, 2016	5,761,500	$5,762	$6,903	$(181,752)	$(169,087)

Balance September 1, 2016	5,761,500	$5,762	$6,903	$(181,752)	$(169,087)

Stockholder contribution	-	-	286,110	-	286,110

Net loss	-	-	-	(129,023)	(129,023)

Balance August 31, 2017	5,761,500	$5,762	$293,013	$(310,775)	$(12,000)

See accompanying notes to financial statements

TRAQER CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Traqer Corp. (the “Company”) was originally organized in the State of Nevada on April 4, 2014. The Company is a startup company that provides volunteer management software to non-for-profit organizations and companies that support and sponsor volunteering activities for their work force. The intent is to provide a Software As a Service (“SAAS”) application that supports mobile devices and tablets and makes the activity tracking and communication with the volunteers easy and efficient.  As of the date of this report, the Company did not have substantial operations.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

NOTE 2 – GOING CONCERN

The Company had an accumulated deficit of $310,775 as of August 31, 2017, and cash used in operations of $121,400 for the year ended August 31, 2017. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is no guarantee the Company will be successful.

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

Income Taxes
The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

 New Accounting Pronouncements
There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s financials statements.

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

During the year ended August 31, 2017, Bess Lipschutz and Shlomit Frommer advanced the Company an additional $72,550 to fund operations for total loans of $219,550. The Company issued promissory notes for all the advances at various dates.  Of the $219,550 notes payable outstanding $98,000 is due within one year and is recorded as a current liability. The loans bear no interest until the maturity date. If the debt remains unpaid following the maturity date, the principal balance will bear an annual interest rate of 3.5%. The Company has recorded imputed interest of $6,846 during the year ended August 31, 2017.

The Company entered into an employment agreement dated August 1, 2016 with Bess Audrey Lipschutz. Pursuant to the agreement, Ms. Lipschutz was employed as Chief Executive Officer of the Company. The term of the agreement was for one year. During the term of the agreement, Ms. Lipschutz will be entitled to a base salary at the annualized rate of $30,000.  As of August 31, 2017 and 2016, Ms. Lipschutz was owed $25,000 and $2,500, respectively.

The Company entered into an employment agreement dated August 1, 2016 with Shlomit Chaya Frommer. Pursuant to the agreement, Ms. Frommer was employed as the Chief Financial Officer of the Company. The term of the agreement was for one year. During the term of the agreement, Ms. Frommer was entitled to a base salary at the annualized rate of $20,000.  As of August 31, 2017 and 2016, Ms. Frommer was owed $16,667 and $1,667, respectively.

On July 31, 2017, Bess Audrey Lipschutz and Shlomit Chaya Frommer (together, the “former majority shareholders”) and Jiang, Limei; Ao, Xiaomi; Jiang, Lixin; Chen, Haopeng; Chen, Zhongsheng; Zhong, Ruiming; Lai, Zhiming; Chen, Liming; Fu, Xiaobin; Zheng, Zhenyuan; Li, Hongling; Mai, Zhangying; Zeng, Huaxiu; Mai, Lichan; Chen, Lin; Liu, Zhenping; and Jiang, Shimin, respectively  (collectively, the “new shareholders”) entered into two Stock Purchase Agreements (together, the “Purchase Agreement”), pursuant to which the former majority shareholders sold to the new shareholders, and the new shareholders purchased from the former majority shareholders, 5,000,000 aggregate shares of the Company’s common stock (the “Shares”), which Shares represent 86.78% of the issued and outstanding shares of the Company’s common stock. The purchase was completed on July 31, 2017.   According to the Stock Purchase Agreements, the former majority shareholders have waived all indebtedness by Traqer Corp. for any advances, loans, fees, costs, or expenses made or paid in the amount of $286,110 (including but not limited to the indebtedness identified in the financial statements of Traqer Corp. as of July 31, 2017 and listed in the transactions above), have been waived and are forever discharged.  The waiver was recorded as a shareholders’ contribution to additional paid in capital.  If there are any liabilities disclosed or undisclosed, the former majority shareholders are liable for such debts and the Company will not be liable.

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

NOTE 6 – SUBSEQUENT EVENTS

1.	On November 2, 2017, the Company amended its articles of incorporation to increase the authorized shares from 200,000,000 shares to 2,000,000,000.

2.
On November 27, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”) with Donggao International Group Shares Limited, a Seychelles International Business Company (“Donggao”), and holders of all outstanding capital stock of Donggao (“Donggao Shareholders”).

Under the terms of the Exchange Agreement, the Company will acquire 100% of Donggao’s outstanding capital stock. In exchange, the Company will issue to the Donggao Shareholders, in the aggregate, 300,000,000 shares of the Company’s common stock.

Upon the closing of the transactions contemplated under the Exchange Agreement, Donggao will become a wholly-owned subsidiary of the Company. The Exchange Agreement and the transactions contemplated there under (the “Exchange”) were approved by our sole director Limei Jiang, who is also a shareholder of the Company. The Exchange Agreement provides that upon the closing of the Exchange, our current Chief Executive Officer, Limei Jiang, will resign, and Yue Zhong, the current Chief Executive Officer of Donggao, will be appointed as a director, the Chairman of the board of directors, and Chief Executive Officer of the Company.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and the principal financial officer, the Company has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of August 31, 2017. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded as of August 31, 2017 that the Company’s disclosure controls and procedures were not effective due to material weaknesses indicated below.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of August 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of August 31, 2017.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017 and identified the following material weaknesses:

(a)	Lack of audit committee. The Company does not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.
(b)	Lack of proper segregation of duties due to limited personnel.
(c)	Lack of a formal review process related to financial reporting that includes multiple levels of review.

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

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Report.

Changes in Internal Controls Over Financial Reporting

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the three months ended August 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identification of Directors and Executive Officers.

The following table sets forth the name, age and positions of our sole director and executive officer:

Name	Age	Position
Limei Jiang	46	Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer and Chairman of the Board of Directors

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal. The Company’s officers serve at the discretion of the Company’s board of directors, until their death, or until they resign or have been removed from office.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. The activities of each director and officer are material to the operation of the Company. No other person’s activities are material to the operation of the Company.

The business background and descriptions of the sole director and officers are as follows:

Limei Jiang, Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer and Chairman of the Board of Directors

In 1992, Mr. Jiang worked at Guangdong Meitian Mineral Bureau Cement Plant as a sales director. As a sales director, he handled the daily operations and the supervision of the entire sales department. At the same time, he was the person-in-charge of cement production department. Since 1994, he has worked for Jiangmen Toyo Ink Co. Ltd as vice president and was responsible for the daily operation and the sales distribution channel. After 20 years’ experience in sales and operation, Mr. Jiang was appointed as Chief Executive Officer, President, Secretary, Chief Financial Officer, Treasurer and Chairman of Board of Directors of the Company in July 2017 and has been serving in such positions since then. Mr. Jiang graduated from The Bureau Secondary School of Meitian Mineral Bureau of Guangdong Province in 1989.

(b)	Significant Employees.

As of the filing date of this Report, the Company has no significant employees.

(c)	Family Relationships.

There are no family relationships among our directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

(d)	Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our director, executive officer, promoter or control person during the past ten years.

(e)	Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended August 31, 2017, the Company believes that during its fiscal year ended August 31, 2017, none of the required Forms 3, 4 and 5 filings by Bess Audrey Lipschutz, the former Chief Executive Officer, director and greater than 10% stockholder, Shlomit Chaya Frommer, the Chief Financial Officer, director and greater than 10% stockholder, Ajay Movalia, the former director, and Limei Jiang, the current executive officer, director and greater than 10% stockholder, has been made.

(f)	Code of Ethics.

The Company does not currently have a code of ethics, and because the Company has only limited business operations and only one officer and one director, the Company believes that a code of ethics would have limited utility. The Company intends to adopt such a code of ethics as the Company’s business operations expand and the Company has more employees.

(g)	Nominating Committee.

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

(h)	Audit and Compensation Committee.

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following sets forth information with respect to the compensation awarded or paid to our executive officers for all services rendered in all capacities to us in fiscal years ended August 31, 2017 and August 31, 2016.  These executive officers are referred to as the “named executive officers” throughout this Report.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we pay or award to our named executive officers for the fiscal years ended August 31, 2017 and August 31, 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Bess Audrey Lipschutz, former CEO	2017 2016	0 2,500	- -	- -	- -	- -	- -	- -	0 2,500
Shlomit Chaya Frommer, former CFO	2017 2016	0 1,667	- -	- -	- -	- -	- -	- -	0 1,667
Limei Jiang, CEO, President, CFO, Treasurer, Secretary	2017 2016	0 -	- -	- -	- -	- -	- -	- -	0 -

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company had signed employment contracts with Bess Audrey Lipschutz and Shlomit Chaya Frommer, each dated August 1, 2016. The employment contract with Ms. Lipschutz had a one year term and expired in August 2017. Under the terms of her employment contract, Ms. Lipschutz was entitled to a base salary at the annualized rate of $30,000. Ms. Lipschutz could be terminated for “cause” as defined in the agreement, and was subject to confidentiality restrictions. The employment contract with Ms. Frommer had a one year term and expired in August 2017. Ms. Frommer was entitled to a base salary at the annualized rate of $20,000. Pursuant to her agreement, Ms. Frommer could be terminated for “cause” as defined in the agreement, and was subject to confidentiality restrictions.

Mr. Limei Jiang has not entered into an employment agreement with the Company.

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

On August 1, 2016, Ajay Movalia accepted an appointment to serve on the Board of Directors of the Company. In connection with Mr. Movalia’s appointment as a director, the Company and Mr. Movalia entered into a director agreement whereby Mr. Movalia would receive 3,000 shares of common stock of the Company annually for as long as he remains a director of the Company. Mr. Movalia resigned from the director position in connection with the change of control of the Company in July 2017.

There is currently no fixed arrangement between the Company and Mr. Limei Jiang as to his compensation for serving as the sole director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the filing date of this Report with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors, nominees for director and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated:

Name of Beneficial Owner and Address (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (2)
Limei Jiang, CEO, President, CFO, Treasurer, Secretary and Chairman of the board	2,000,000	34.71%
All executive officers and directors, as a group (one individual)	2,000,000	34.71%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o Traqer Corp., No.7, Xiang’an Road, Dongsheng County, Zhongshan, Guangdong Province, China 528400.

(2)
 Based on 5,761,500 shares of common stock issued and outstanding as of December 11, 2017. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person. No options or warrants are outstanding.

The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions and Director Independence

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

On November 1, 2016, Bess Lipschutz and Shlomit Frommer each loaned the Company an additional $20,000 to fund operations. The Company executed a loan agreement for each $20,000 to be repaid in full on December 1, 2019.  No interest will accrue until after the respective maturity dates, at which time any unpaid principal balance will bear an annual interest rate of 3.5%.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, our sole director, Limei Jiang would not be considered independent as he also serves as an executive officer of the Company.

Item 14.  Principal Accounting Fees and Services.

GBH CPAs, PC the Company’s former independent registered public accounting firm, provided audit services to us for the fiscal year ended August 31, 2016 and reviewed our financial statements included in our Form 10-Q reports for the quarterly periods of the fiscal year ended August 31, 2016 and the first three quarters of the fiscal year ended August 31, 2017. The table below reports fees billed or to be billed to us for professional services provided to us during the fiscal years ended August 31, 2017 and 2016 by GBH CPAs:

	Year Ended August 31,
	2017	2016
Audit Fees(1)	$11,300	$20,825
Audit Related Fees	—	—
Tax Fees	5,095	200
All Other Fees	—	—
Total	$16,395	$21,025
(1)
GBH CPAs receives these fees for the audit of our annual financial statements, reviews of our financial statements included in our quarterly reports on Form 10-Q and other services related to our registration statement on Form S-1 in 2016 and certain current reports on Form 8-K for the fiscal years ended August 31, 2017 and 2016.

WWC, P.C. is the Company’s current independent registered public accounting firm. The dismissal of GBH CPAs, PC and engagement of WWC, P.C. occurred in October of 2017. WWC, P.C. audited our annual financial statements for the fiscal year ended August 31, 2017. The table below reports fees billed or to be billed to us for professional services provided to us during the fiscal years ended August 31, 2017 by WWC, P.C.:
Year Ended August 31, 2017
Audit Fees(1)	$12,000
Audit Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$12,000

The Company does not have an audit committee. The Board pre-approves all services provided by the Company’s independent auditors.

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

We set forth below a list of our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

*Page F-1 follows page 11 to this Annual Report on Form 10-K

(b) Exhibits

See Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 13, 2017

TRAQER CORP.

By:	/s/ Limei Jiang
Limei Jiang
Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following person on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
Limei Jiang /s/ Limei Jiang	Chairman of the Board, Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Financial Officer), Treasurer (Principal Accounting Officer) and Director	December 13, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1	Exchange Agreement, dated as of November 27, 2017, by and among Traqer Corp., Donggao International Group Shares Limited, and holders of all of the outstanding capital stock of Donggao, dated November 27, 2017	8-K	11/28/2017	2.1
3.1	Amended and Restated Articles of Incorporation of the Registrant	DEF 14C	10/6/2017	Appendix A
3.2	Bylaws of the Registrant	S-1	10/21/2015	3.2
10.1	Loan Agreement between Company and Perry Systems, Inc., dated June 1, 2015	S-1/A	12/4/2015	10.1
10.2	Application Development Agreement with Front Runner LTD, dated December 15, 2015	S-1/A	1/11/2016	10.2
10.3	Loan Agreement with Bess Audrey Lipschutz, dated February 1, 2016	S-1/A	3/8/2016	10.3
10.4	Loan Agreement with Shlomit Chaya Frommer, dated February 1, 2016	S-1/A	3/8/2016	10.4
10.5	Loan Agreement with Bess Audrey Lipschutz, dated March 15, 2016	S-1/A	3/17/2016	10.5
10.6	Loan Agreement with Shlomit Chaya Frommer, dated March 15, 2016	S-1/A	3/17/2016	10.6
10.7	Loan Agreement with Bess Audrey Lipschutz, dated June 17, 2016	10-Q	7/8/2016	10.1
10.8	Loan Agreement with Shlomit Chaya Frommer, dated June 17, 2016	10-Q	7/8/2016	10.2
10.9	Loan Agreement with Bess Audrey Lipschutz, dated July 27, 2016	POS AM	8/25/2016	10.12
10.10	Loan Agreement with Shlomit Chaya Frommer, dated July 27, 2016	POS AM	8/25/2016	10.13
10.11	Loan Agreement with Bess Audrey Lipschutz, dated August 22, 2016	POS AM	8/25/2016	10.14
10.12	Loan Agreement with Shlomit Chaya Frommer, dated August 22, 2016	POS AM	8/25/2016	10.15
10.13	Loan Agreement with Bess Audrey Lipschutz, dated November 1, 2016	10-K	11/23/2016	10.16
10.14	Loan Agreement with Shlomit Chaya Frommer, dated November 1, 2016	10-K	11/23/2016	10.17
10.15	Director Agreement with Ajay Movalia, dated August 1, 2016+	8-K	8/4/2016	10.1
10.16	Employment Agreement with Bess Audrey Lipschutz, dated August 1, 2016+	8-K	8/4/2016	10.2
10.17	Employment Agreement with Shlomit Chaya Frommer, dated August 1, 2016+	8-K	8/4/2016	10.3
16.1	Letter from GBH dated October 31, 2017 to the Securities and Exchange Commission	8-K	11/2/2017	16.1
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				X
101.INS	Instance				X
101.SCH	Taxonomy Extension Schema				X
101.CAL	Taxonomy Extension Calculation				X
101.LAB	Taxonomy Extension Labels				X
101.PRE	Taxonomy Extension Presentation				X
101.DEF	Taxonomy Extension Definition				X
+	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith.