Form 10-Q
period 2017-11-30
TRAQER CORP
filed 2018-01-16
CIK 1656053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-207552

Traqer Corp.
(Name of registrant as specified in its charter)

Nevada	47-3567136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.7, Xiang’an Road, Dongsheng County Zhongshan, Guangdong Province, China 528400	528400
(Address of principal executive offices)	(Zip Code)

(86) 0760-22826604

(Registrant’s telephone number, including area code)

910 Sylvan Avenue, Suite 150

Englewood Cliffs, NJ 07632

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 12, 2018, there were 5,761,500 shares of common stock issued and outstanding.

2

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRAQER CORP.

INTERIM FINANCIAL STATEMENTS

For the Three Months Ended November 30, 2017

(Unaudited)

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Traqer Corp.

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of Traqer Corp. (the “Company”) as of November 30, 2017, and the related condensed statements of income and comprehensive income for the three-month period ended November 30, 2017, and condensed statements of cash flows for the three-month period then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

San Mateo, California	/s/ WWC, P.C.
January 16, 2018	Certified Public Accountants

F-1

TRAQER CORP.

BALANCE SHEETS

(Unaudited)

	November 30,	August 31,
	2017	2017
		(Audited)
ASSETS

Current assets
Prepaid expense	$5,000	$-
Total assets	$5,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable & accrued liabilities	$7,751	$12,000
Related party payable	21,950	-
	29,701	12,000

Total liabilities	29,701	12,000

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 5,761,500 shares issued and outstanding, respectively	5,762	5,762
Additional paid-in capital	293,013	293,013
Accumulated deficit	(323,476)	(310,775)
Total stockholders’ deficiency	(24,701)	(12,000)

Total liabilities and stockholders’ deficiency	$5,000	$-

See accompanying notes to financial statements.

F-2

TRAQER CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three-month periods ended November 30,
	2017	2016

Revenue
Service revenue, net	$-	$1,045

OPERATING EXPENSES
Software development	-	10,000
General and administrative	10,500	13,730
Professional fees	2,201	37,429
Total Operating Expenses	12,701	61,159

Net loss before provision for income taxes	(12,701)	(60,114)

Provision for income taxes	-	-

NET LOSS	$(12,701)	$(60,114)

Net loss per share - basic and diluted	-	(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	5,761,500	5,761,500

See accompanying notes to financial statements.

F-3

TRAQER CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three-month periods ended November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,701)	$(60,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(1,800)
Increase in prepaid expenses	(5,000)	-
(Decrease)/increase in accounts payable	(4,249)	7,043
Increase in accounts payable - related party	-	13,550
Increase in deferred revenue	-	3,544
Net Cash Used In Operating Activities	(21,950)	(37,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	36,000
Increase in related party payable	21,950
Net Cash Provided By Financing Activities	21,950	36,000

NET INCREASE IN CASH	-	(1,777)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$-	$4,385

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$2,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements.

F-4

TRAQER CORP.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Traqer Corp. (the “Company”) was originally organized in the State of Nevada on April 4, 2014. The Company was formed to become a provider of a cloud-based, volunteer tracking software solution aimed for organizations, non-profits and corporations. The Company has ceased operations and been reorganized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. As of the date of this report, the Company did not have substantial operations.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

NOTE 2 – GOING CONCERN

The Company had an accumulated deficit of $323,476 as of November 30, 2017, and cash used in operations of $21,950 for the period ended November 30, 2017. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is no guarantee the Company will be successful.

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

F-5

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

F-6

NOTE 4 – RELATED PARTY TRANSACTIONS

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

The Company underwent a change of control in July 2017. As of November 30, 2017, there were advances of $21,950 from the current shareholder for the purpose of operating the Company.

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

NOTE 6 – COMMON STOCK

The Company originally had 200,000,000 shares of common stock with a par value of $0.001 per share.

On November 2, 2017, the Company amended its articles of incorporation to increase the authorized shares from 200,000,000 shares to 2,000,000,000.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2017 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

F-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Traqer Corp. (“Traqer”, the “Company”, “we”, and “our”) for the quarter ended November 30, 2017. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

Overview

We were incorporated on April 4, 2014 under the laws of the state of Nevada. We were formed to become a provider of a cloud-based, volunteer tracking software solution aimed for organizations, non-profits and corporations. Since inception, our operations have been limited to forming the Company and raising capital resources. We have only generated nominal revenues to date. On July 31, 2017, the then major stockholders of the Company owning a total of 86.78% of the issued and outstanding shares of common stock of the Company sold all of their shares to a group of buyers, resulting in a change of control of the Company. As a result of such change of control, the Company ceased operations and was reorganized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. We have so far identified a target company and conducted due diligence investigation of the target company. We qualify as a “shell company” under Rule 12b-2 promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Exchange Act because we currently have no or nominal assets (other than cash) and no or nominal operations.

Recent Developments

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

Results of Operation

For the Three Months Ended November 30, 2017 as compared to the Three Months Ended November 30, 2016

Revenues

We had revenue of $0 and nominal revenue of $1,045 for the three months ended November 30, 2017 and 2016, respectively. Since our change of control in July of 2017, we have ceased generating revenues due to the fact that we have been reorganized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Operating Expenses

We incurred total operating expenses of $12,701 and $61,159 for the three months ended November 30, 2017 and 2016, respectively. For the three months ended November 30, 2017, $10,500 of the total operating expenses was general and administrative expenses. The remaining $2,201 was professional fees associated with public company reporting expenses.

Net Loss

During the three months ended November 30, 2017 and 2016, we incurred a net loss of $12,701 and $60,114, respectively.

Liquidity and Capital Resources

As of November 30, 2017, the Company had a working capital deficit of $24,701, an accumulated deficit of $323,476 and had earned only a de minimis amount of revenues which was insufficient to cover its operating costs.

The Company has nominal assets and has generated nominal revenues since inception. Since the change of control in July of 2017, the Company has ceased generating revenues. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources.

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

Cash Flows from Operating Activities

During the three months ended November 30, 2017 and 2016, the Company used cash in operating activities of $21,950 and $37,777, respectively. The cash used in operating activities during the three months ended November 30, 2017 and 2016, was primarily related to the Company’s net losses.

Cash Flows from Financing Activities

During the nine months ended November 30, 2017 and 2016, the Company had cash provided by financing activities of $21,950 and $36,000, respectively. The cash provided by financing activities during the three months ended November 30, 2017 were advances from the current shareholder for the purpose of operating the Company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a smaller reporting company, the Company is not required to provide this information.

Emerging Growth Company

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Exchange Act to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved. We have also elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of November 30, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of November 30, 2017.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2017 and identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this item was included in a Current Report on Form 8-K filed with the SEC on November 28, 2017 and need not be furnished again in this Report.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

The exhibits required to be furnished pursuant to Item 6 are listed in the Exhibit Index filed herewith, which Exhibit Index is incorporated herein by reference.

8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRAQER CORP.
Date: January 16, 2018
	By:	/s/ Limei Jiang
Limei Jiang Chief Executive Officer (Principal Executive Officer)

Date: January 16, 2018
	By:	/s/ Limei Jiang
Limei Jiang
Chief Financial Officer and Treasurer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.1	Exchange Agreement, dated as of November 27, 2017, by and among Traqer Corp., Donggao International Group Shares Limited, and holders of all of the outstanding capital stock of Donggao, dated November 27, 2017	8-K	11/28/2017	2.1
3.1	Amended and Restated Articles of Incorporation of the Registrant	DEF 14C	10/6/2017	Appendix A
3.2	Bylaws of the Registrant	S-1	10/21/2015	3.2
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 153-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				☒
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*				☒
101.INS	Instance				☒
101.SCH	Taxonomy Extension Schema				☒
101.CAL	Taxonomy Extension Calculation				☒
101.LAB	Taxonomy Extension Labels				☒
101.PRE	Taxonomy Extension Presentation				☒
101.DEF	Taxonomy Extension Definition				☒

_________

* Furnished herewith.

