Form 10-Q
period 2018-02-28
TRAQER CORP
filed 2018-04-18
CIK 1656053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 13, 2018, there were 5,761,500 shares of common stock issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRAQER CORP.

INTERIM FINANCIAL STATEMENTS

For the Three Months Ended February 28, 2018

(Unaudited)

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Traqer Corp.

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of Traqer Corp. (the “Company”) as of February 28, 2018, and the related condensed statements of income and comprehensive income for the three-month and six-month periods ended February 28, 2018, and condensed statements of cash flows for the six-month period then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

San Mateo, California	/s/ WWC, P.C.
April 15, 2018	Certified Public Accountants

TRAQER CORP.

BALANCE SHEETS

(Unaudited)

	February 28,	August 31,
	2018	2017
		(Audited)
ASSETS

Current assets
Prepaid expense	$5,000	$-
Total assets	$5,000	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable & accrued liabilities	$10,656	$12,000
Related party payable	52,755	-
	63,411	12,000

Total liabilities	63,411	12,000

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 5,761,500 shares issued and outstanding, respectively	5,762	5,762
Additional paid-in capital	293,013	293,013
Accumulated deficit	(357,186)	(310,775)
Total stockholders’ deficiency	(58,411)	(12,000)

Total liabilities and stockholders’ deficiency	$5,000	$-

See accompanying notes to financial statements.

TRAQER CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three-month periods ended February 28,		For the six-month periods ended February 28,
	2018	2017	2018	2017

REVENUE
Service revenue, net	$-	$1,273	$-	$2,318

OPERATING EXPENSES
Software development	-	-	-	10,000
General and administrative	2,758	791	4,959	14,521
Professional fees	30,952	26,594	41,452	62,023
Total Operating Expenses	33,710	27,385	46,411	88,544

Net loss before provision for income taxes	(33,710)	(26,112)	(46,411)	(86,226)

OTHER INCOME/(EXPENSE)
Gain on settlement of accounts payable	-	11,682	-	11,682
Total Other Income/(Expense)	-	11,682	-	11,682

Provision for income taxes	-	-	-	-

NET LOSS	$(33,710)	$(14,430)	$(46,411)	$(74,544)

Net loss per share - basic and diluted	-	-	-	(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	5,761,500	5,761,500	5,761,500	5,761,500

See accompanying notes to financial statements.

TRAQER CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six-month periods ended February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,411)	$(74,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(720)
Increase in prepaid expenses	(5,000)	-
(Decrease)/increase in accounts payable	(1,345)	(13,051)
Increase in accounts payable - related party	-	25,016
Increase in deferred revenue	-	2,248
Net Cash Used In Operating Activities	(52,755)	(61,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	58,000
Increase in related party payable	52,755	-
Net Cash Provided By Financing Activities	52,755	58,000

NET INCREASE IN CASH	-	(3,051)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$-	$4,385

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$1,334

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

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

NOTE 2 – GOING CONCERN

The Company had an accumulated deficit of $357,186 as of February 28, 2018, and cash used in operations of $52,755 for the six-month period ended February 28, 2018. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is no guarantee the Company will be successful.

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

New Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s financial statements.

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

The Company underwent a change of control in July 2017. As of February 28, 2018, there were advances of $52,755 from the current shareholder for the purpose of operating the Company.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2018 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the consolidated financial condition and results of operations of Traqer Corp. (“Traqer”, the “Company”, “we”, and “our”) for the quarter ended February 28, 2018. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the consolidated interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Results of Operation

For the Three Months Ended February 28, 2018 as compared to the Three Months Ended February 28, 2017

Revenues

We had revenue of $0 and nominal revenue of $1,273 for the three months ended February 28, 2018 and 2017, respectively. Since our change of control in July of 2017, we have ceased generating revenues due to the fact that we have been reorganized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Operating Expenses

We incurred total operating expenses of $33,710 and $27,385 for the three months ended February 28, 2018 and 2017, respectively. For the three months ended February 28, 2018, $2,758 of the total operating expenses was general and administrative expenses. The remaining $30,952 were professional fees associated with public company reporting expenses.

Net Loss

During the three months ended February 28, 2018 and 2017, we incurred a net loss of $33,710 and $14,430, respectively.

For the Six Months Ended February 28, 2018 as compared to the Six Months Ended February 28, 2017

Revenues

We had revenue of $0 and nominal revenue of $2,318 for the six months ended February 28, 2018 and 2017, respectively. Since our change of control in July of 2017, we have ceased generating revenues due to the fact that we have been reorganized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Operating Expenses

We incurred total operating expenses of $46,411 and $88,544 for the six months ended February 28, 2018 and 2017, respectively. For the six months ended February 28, 2018, $4,959 of the total operating expenses was general and administrative expenses. The remaining $41,452 was professional fees associated with public company reporting expenses.

Net Loss

During the six months ended February 28, 2018 and 2017, we incurred a net loss of $46,411 and $74,544, respectively.

Liquidity and Capital Resources

As of February 28, 2018, the Company had a working capital deficit of $58,411, an accumulated deficit of $357,186 and did not earn any revenue to cover its operating costs.

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

Cash Flows from Operating Activities

During the six months ended February 28, 2018 and 2017, the Company used cash in operating activities of $52,755 and $61,051, respectively. The cash used in operating activities during the six months ended February 28, 2018 and 2017, was primarily related to the Company’s net losses.

Cash Flows from Financing Activities

During the six months ended February 28, 2018 and 2017, the Company had cash provided by financing activities of $52,755 and $58,000, respectively. The cash provided by financing activities during the six months ended February 28, 2018 were advances from the current shareholder for the purpose of operating the Company.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of February 28, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2018.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of February 28, 2018 and identified the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Date: April 18, 2018
	By:	/s/ Limei Jiang
Limei Jiang Chief Executive Officer (Principal Executive Officer)

Date: April 18, 2018
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

