Form 10-Q
period 2018-05-31
TRAQER CORP
filed 2018-07-18
CIK 1656053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-55729

Traqer Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-3567136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.7, Xiang’an Road, Dongsheng County

Zhongshan, Guangdong Province, China 528400

(Address of principal executive offices, Zip Code)

+86-760-22826604

(Registrant’s telephone number, including area code)

___________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 16, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,761,500

TRAQER CORP.

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRAQER CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Traqer Corp.

Results of Review of Interim Financial Information

We have reviewed the condensed balance sheet of Traqer Corp. (the “Company”) as of May 31, 2018, and the related condensed statements of income and comprehensive income for the three-month and nine-month periods ended May 31, 2018, and condensed statements of cash flows for the nine-month period then ended, and the related notes (collectively referred to as the interim financial statements). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WWC, P.C.

Certified Public Accountants

San Mateo, California

July 11, 2018

We have served as the Company’s auditor since 2017.

Traqer Corp.

Unaudited Balance Sheets

As of May 31, 2018 and August 31, 2017

	May 31,	August 31,
	2018	2017
		(Audited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable & accrued liabilities	$8,378	$12,000
Related party payable	65,763	-
	74,141	12,000

Total liabilities	$74,141	$12,000

Commitments and Contingencies

Stockholders’ deficiency
Common stock, $0.001 par value, 2,000,000,000 shares authorized, 5,761,500 shares issued and outstanding, respectively	5,762	5,762
Additional paid-in capital	293,013	293,013
Accumulated deficit	(372,917)	(310,775)
Total stockholders’ deficiency	(74,141)	(12,000)

Total liabilities and stockholders’ deficiency	$-	$-

See accompanying notes to financial statements.

Traqer Corp.

Unaudited Statements of Operations

For the three-month and nine-month periods ended May 31, 2018 and 2017

	For the three-month periods ended May 31,		For the nine-month periods ended May 31,
	2018	2017	2018	2017

REVENUE
Service revenue, net	$-	$1,285	$-	$3,603

OPERATING EXPENSES
Software development	-	-	-	10,000
General and administrative	779	4,950	5,738	19,470
Professional fees	14,951	19,826	56,404	83,849
Total Operating Expenses	15,730	24,776	62,142	113,319

Net loss before provision for income taxes	(15,730)	(23,491)	(62,142)	(109,716)

OTHER INCOME/(EXPENSE)
Interest expense	-	(7,113)	-	(7,113)
Gain on settlement of accounts payable	-	-	-	11,682
Total Other Income/(Expense)	-	(7,113)	-	4,569

Provision for income taxes	-	-	-	-

NET LOSS	$(15,730)	$(30,604)	$(62,142)	$(105,147)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.01)	(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	5,761,500	5,761,500	5,761,500	5,761,500

See accompanying notes to financial statements

Traqer Corp.

Unaudited Statements of Cash Flows

For the nine-month periods ended May 31, 2018 and 2017

	For the nine-month periods ended May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,142)	$(105,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of accounts payable	-	(11,682)
Imputed interest on notes payable to related parties		7,113
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(720)
(Decrease)/increase in accounts payable	(3,622)	39,227
Increase in accrued expenses - related party	-	(4,094)
Increase in deferred revenue	-	964
Net Cash Used In Operating Activities	(65,764)	(74,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related party	-	72,550
Increase in related party payable	65,764	-
Net Cash Provided By Financing Activities	65,764	72,550

NET INCREASE IN CASH	-	(1,789)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$-	$4,385

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$2,596

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

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

NOTE 2 – GOING CONCERN

The Company had an accumulated deficit of $372,916 as of May 31, 2018, and cash used in operations of $65,764 for the nine-month period ended May 31, 2018. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is no guarantee the Company will be successful.

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

Traqer Corp.

Notes to Financial Statements

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

The Company underwent a change of control in July 2017. As of May 31, 2018, there were advances of $65,764 from the current shareholder for the purpose of operating the Company.

Traqer Corp.

Notes to Financial Statements

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2018 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. Accordingly, you are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

On November 27, 2017, we entered into an exchange agreement with Donggao International Group Shares Limited, a Seychelles International Business Company (“Donggao”), and holders of all outstanding capital stock of Donggao. Pursuant to terms of such exchange agreement, we will acquire 100% of the outstanding capital stock of Donggao, and in exchange, we will issue to the former shareholders of Donggao, an aggregate of 300,000,000 shares of the Company’s common stock. Following the exchange transaction, Donggao will become our wholly-owned subsidiary. We intend to close the exchange transaction as soon as possible upon satisfaction or waiver of all closing conditions but in no event later than the earlier of (i) 180 days after the date of the exchange agreement and (ii) 30 days after satisfaction or waiver of all closing conditions. However, the exchange transaction has not been consumed yet. The parties to the share exchange agreement have agreed to close the exchange transaction as soon as practicable. We cannot make any assurances that the exchange transaction will be consummated eventually. If it fails to consummate, our business purpose will be to continue to seek the acquisition of, or merger with, an existing company with meaningful operations.

If the transactions contemplated by the share exchange agreement are completed, we will become engaged in active business operations through Donggao and its wholly owned subsidiaries and affiliated entities, there will be a change of control in the Company and a change in management.

We qualify as a “shell company” under Rule 12b-2 promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Exchange Act because we currently have no or nominal assets (other than cash) and no or nominal operations.

We incurred a net loss of $62,142 for the nine months ended May 31, 2018. As of May 31, 2018, we had an accumulated deficit of $372,916. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended May 31, 2018 and 2017

Revenues

We had revenue of $0 and $1,285 for the three months ended May 31, 2018 and 2017, respectively. Since our change of control in July of 2017, we have ceased generating revenues due to the fact that we have been reorganized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

Operating Expenses

We incurred total operating expenses of $15,730 and $24,776 for the three months ended May 31, 2018 and 2017, respectively. For the three months ended May 31, 2018, $779 of the total operating expenses was general and administrative expenses. The remaining $14,951 was professional fees associated with the public company reporting expenses.

Net Loss

During the three months ended May 31, 2018 and 2017, we incurred a net loss of $15,730 and $30,604, respectively.

Comparison of Nine Months Ended May 31, 2018 and 2017

Revenues

We had revenue of $0 and $3,603 for the nine months ended May 31, 2018 and 2017, respectively.

Operating Expenses

We incurred total operating expenses of $62,142 and $113,319 for the nine months ended May 31, 2018 and 2017, respectively. For the nine months ended May 31, 2018, $5,738 of the total operating expenses was general and administrative expenses. The remaining $56,404 was professional fees associated with the public company reporting expenses.

Net Loss

During the nine months ended May 31, 2018 and 2017, we incurred a net loss of $62,142 and $105,147, respectively.

Liquidity and Capital Resources

As of May 31, 2018, the Company had a working capital deficit of $74,141, an accumulated deficit of $372,916 and did not earn any revenue to cover its operating costs.

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

	Nine Months Ended May 31,
	2018	2017
Net cash (used in) operating activities	$(65,764)	$(74,339)
Net cash (used in) provided by investing activities	0	0
Net cash provided by financing activities	65,764	72,550
Net decrease in cash and cash equivalents	0	(1,789)
Cash and cash equivalents at the beginning of period	0	4,385
Cash and cash equivalents at the end of period	$0	$2,596

Operating Activities

Net cash used in operating activities was $65,764 for the nine months ended May 31, 2018, as compared to $74,339 net cash used in operating activities for the nine months ended May 31, 2017. The cash used in operating activities during the nine months ended May 31, 2018 and 2017, was primarily related to the Company’s net losses.

Investing Activities

Net cash used in investing activities was $0 for the nine months ended May 31, 2018, as compared to $0 net cash used in investing activities for the nine months ended May 31, 2017.

Financing Activities

Net cash provided by financing for the nine months ended May 31, 2018 was $65,764, as compared to $72,550 for the nine months ended May 31, 2017. The cash provided by financing activities during the nine months ended May 31, 2018 were advances from the current shareholder for the purpose of operating the Company.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

As a smaller reporting company, the Company is not required to provide this information.

Critical Accounting Policies

Our condensed financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our audited financial statements for the year ended August 31, 2017 included in the Annual Report on Form 10-K filed on December 13, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of May 31, 2018 due to the following material weaknesses that our management identified in our internal control over financial reporting as of May 31, 2018:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 18, 2018

TRAQER CORP.

By:	/s/ Limei Jiang
Limei Jiang
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

