Form 10-Q
period 2018-09-30
TRAQER CORP
filed 2018-11-21
CIK 1656053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-55729

Traqer Corp.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-3567136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 436, North Dongjiao Road, Room 516, Liwan District,

Guangzhou, Guangdong Province, China, 510145

(Address of principal executive offices, Zip Code)

+86 (020) 66685362

(Registrant’s telephone number, including area code)

No.7, Xiang’an Road, Dongsheng County

Zhongshan, Guangdong Province, China 528400

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 19, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	305,761,500

TRAQER CORP.

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRAQER CORP. BALANCE SHEETS

	September 30, 2018	June 30, 2018
	(Unaudited )	(Audited)
Assets
Current assets
Cash and cash equivalents	$23,756	$28,915
Prepaid expenses	7,867	-
Related party receivable	-	39,215
Total current assets	$31,623	$68,130

Non-current assets
Plant and equipment, net	8,565	10,030
Intangible asset, net	16,586	18,797
Deposits	1,311	1,360
Total Assets	$58,085	$98,317

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,041	$9,678
Accrued liabilities	4,735	12,500
Related party payable	106,603	88,850
Total current liabilities	$117,379	$111,028

Total Liabilities	$117,379	$111,028

Commitments and Contingencies

Stockholders’ Deficiency
Common stock, $0.00005 par value, 2,000,000,000 shares authorized; 305,761,500 shares issued and outstanding at September 30, 2018 and June 30, 2018	$305,762	$305,762
Additional paid in capital	-	-
Accumulated deficit	(362,142)	(318,412)
Accumulated other comprehensive income	(2,914)	(62)
Total Stockholders’ Deficiency	$(59,294)	$(12,712)

Total Liabilities and Stockholders’ Deficiency	$58,085	$98,317

The accompanying notes are an integral part of these financial statements

TRAQER CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three-month periods ended September 30,
	2018	2017

Net revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses:
Selling and marketing expenses	2,558	-
General and administrative expenses	41,543	38,038
Total operating expenses	44,101	38,038

Operating loss	(44,101)	(38,038)

Other income (expenses):
Interest income	2	-
Other income	369	-
Total other income and (expenses)	371	-

Loss before taxes from operations	(43,730)	(38,038)

Provision for income taxes	-	-

Net loss	$(43,730)	$(38,038)

Other comprehensive income:
Foreign currency translation income	(2,853)	-
Comprehensive loss	$(46,583)	$(38,038)

Loss per share:
Basic and diluted loss per share	(0.00)	(0.01)
Basic and diluted weighted average shares outstanding	305,761,500	5,761,500

The accompanying notes are an integral part of these financial statements

TRAQER CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three-month periods ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,730)	$(38,038)
Depreciation and amortization	2,499	-
Gain in change of control	-	18,368
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses	-	(5,000)
Decrease in advance to suppliers	(7,867)	-
(Decrease)/increase in accounts payable	(3,637)	8,000
Decrease in accrued expenses	(7,765)	-
Net cash used in operating activities	(60,500)	(16,670)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash generated from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in related party receivables	17,753	-
Increase in related party payables	39,215	16,049
Net cash generated from financing activities	56,968	16,049

Net increase in cash and cash equivalents	(3,532)	(621)

Effect of foreign currency translation on cash and cash equivalents	(1,627)	-

Cash and cash equivalents, beginning balance	28,915	621
Cash and cash equivalents, ending balance	$23,756	$0

SUPPLEMENTAL DISCLOSURES:
Interest received	$2	$-
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

TRAQER CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2018

(UNAUDITED)

1.	Organization and Principal Activities

Traqer Corp. (the “Company”) was originally organized in the State of Nevada on April 4, 2014. The Company’s primary business activities are to develop and provide contract processing of energy conserving and environmentally friendly building material to domestic markets with patents that the Company owns.

On November 2, 2017, the Company filed a Certificate of Amendment with the State of Nevada to increase its authorized shares to 2,000,000,000.

On September 24, 2018, the Company’s board of directors unanimously approved to modify the Company’s accounting fiscal year end from August 31 to June 30.

On November 27, 2017, the Company entered into share exchange agreement by and among Donggao International Group Shares Limited (“Donggao International”) and its shareholders: 1.) Yue Zhong, 2.) Zhongjian Overseas Investment Limited and 3.) Hongshan Holdings Investment Limited whereby the Company newly issued 300,000,000 shares of its common stock in exchange for all the outstanding shares in Donggao International. This transaction has been accounted for a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and Donggao International, the legal acquiree, is the accounting acquirer; accordingly, the Company historical statement of stockholders’ equity has been retroactively restated to the first period presented.

Donggao International Group Shares Limited (the “Donggao International” or “Company”) was incorporated as an international business company in the Republic of Seychelles on March 13, 2017. Donggao International’s wholly-owned subsidiary, Donggao Group Limited (“Donggao Group”) was incorporated as an international business company in the Republic of Seychelles on March 13, 2017. Donggao Group’s wholly-owned subsidiary, Donggao Group Holdings Limited (“Donggao Hong Kong”) was incorporated as a limited liability company in Hong Kong on March 22, 2017. Donggao Hong Kong’s wholly-owned subsidiary, Shenzhen Qianhai Donggao Technology Limited (“Shenzhen Donggao”) was incorporated as a limited liability company in Shenzhen City, Guangdong Province, People’s Republic of China on May 17, 2017. Shenzhen Donggao’s wholly-owned subsidiary, Guangzhou Donggao New Material Co. Limited (“Guangzhou Donggao”) was incorporated as a limited liability company in Guangzhou City, Guangdong Province, People’s Republic of China on January 9, 2018.

2.	Summary of Significant Accounting Policies

Method of accounting

Management has prepared the accompanying financial statements and these notes in accordance to generally accepted accounting principles in the United States of America; the Company maintains its general ledger and journals with the accrual method accounting.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its significant subsidiaries on a consolidated basis. The Company also includes subsidiaries over which a direct or indirect legal or effective control exists and for which the Company is deemed to direct the significant activities and has the obligation to absorb the losses or benefits of the entities. All intercompany accounts, balances and transactions with consolidated entities have been eliminated.

Name of Subsidiary	State or Jurisdiction of Organization of Entity	Attributable equity interest
Donggao Group Limited (“Donggao Group”)	Republic of Seychelles	100%
Donggao Group Holdings Limited (“Donggao Hong Kong”)	Hong Kong	100%
Shenzhen Qianhai Donggao Technology Limited (“Shenzhen Donggao”)	PRC	100%
Guangzhou Donggao New Material Co. Limited (“Guangzhou Donggao”)	PRC	100%

Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less, and unencumbered bank deposits to be cash equivalents.

Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. The Company’s typically applies a salvage value of 0% to 10%. The estimated useful lives of the plant and equipment are as follows:

Leasehold improvements	2 years
Machinery and equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss are included in the Company’s results of operations. The costs of maintenance and repairs are recognized to expenses as incurred; significant renewals and betterments are capitalized.

Intangible Asset

Intangible assets are carried at cost and amortized on a straight-line basis over a specified period. Amortization is provided using the straight-line method over 1-11 years.

Accounting for the impairment of long-lived assets

The Company annually reviews its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may be the result of becoming obsolete from a change in the industry, introduction of new technologies, or if the Company has inadequate working capital to utilize the long-lived assets to generate the adequate profits. Impairment is present if the carrying amount of an asset is less than its expected future undiscounted cash flows.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are in Renminbi (RMB). The Company’s assets and liabilities are translated into United States dollars from RMB at year-end exchange rates, and its revenues and expenses are translated at the average exchange rate during the year. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	9/30/2018	6/30/2018	9/30/2017
Year end RMB: US$ exchange rate	6.8665	6.6191	6.6545
Annual average RMB: US$ exchange rate	6.8032	6.5052	6.6708

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue recognition

The Company recognizes revenue when all the following criteria have been met: it has negotiated the terms of the transaction with the customer which includes setting a fixed sales price, it has transferred of possession of the product to the customer, the customer does not have the right to return the product, the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer. The Company's the amount of revenue recognized to the books reflects the value of goods invoiced, net of any value-added tax (VAT) or excise tax.

Advertising

All advertising costs are expensed as incurred. The Company incurred $0 and $0 in advertising expenses for the three-month periods ended September 30, 2018 and 2017.

Research and development

All research and development costs are expensed as incurred. The Company incurred $0 and $0 in research and development costs for three-month periods ended September 30, 2018 and 2017.

Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

Comprehensive income

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders.

Loss per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive effects of potentially convertible securities are calculated using the as-if method; the potentially dilutive effect of options or warrants are calculated using the treasury stock method. Securities that are potentially an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Financial instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 - inputs to the valuation methodology used quoted prices for identical assets or liabilities in active markets.

•	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

3.	Going Concern

The Company had an accumulated deficit of $362,142 as of September 30, 2018, and cash used in operations of $60,500 for the three-month period ended September 30, 2018. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is no guarantee the Company will be successful.

4.	Plant and Equipment

	9/30/2018	6/30/2018
At Cost:
Machinery and equipment	$7,182	$7,450
Leasehold Improvements	4,121	4,275
	$11,302	$11,725

Less: Accumulated depreciation	(2,737)	(1,695)

	$8,565	$10,030

Depreciation expense for the three-months periods ended September 30, 2018 and 2017 was $1,042 and $0, respectively.

5.	Intangible Asset

The Company acquired 22 patents from their director, Mr. Zhong, Yue, to develop and contract process energy conserving and environmentally friendly building material.

	9/30/2018	6/30/2018
At Cost:
Patents	$20,163	$20,918

Less: Accumulated amortization	(3,577)	(2,121)

	$16,586	$18,797

Amortization expense for the three-months periods ended September 30, 2018 and 2017 was $1,457 and $0, respectively.

6.	Related Party transactions

Related party receivable consisted of the following:

	9/30/2018	6/30/2018

Jiang, Lijuan, director	$-	$39,215
	$-	$39,215

Related party receivables represented advances issued to management for job or travel disbursement in the normal course of business. The amounts are unsecured, interest-free and due on demand.

Related party payable consisted of the following:

	9/30/2018	6/30/2018
Jiang, Lijuan, director	$2,632	$-
Zhong, Yue, director	21,857	21,857
Jiang, Limei, director	82,114
	$106,603	$21,857

The amounts are unsecured, interest-free and due on demand.

7.	Equity

For the year ended June 30, 2018, the Company issued 600,000,000 common shares for $30,000 and there was an adjustment of $270,000 to common stock as a result of the recapitalization and share exchanges agreement.

8.	Income Taxes

The Company and its subsidiaries formed in the Republic of Seychelles is not subject to tax on its income or capital gains. In addition, upon payments of dividends by the Company to its shareholders, no withholding tax is imposed.

The Company’s subsidiary formed in Hong Kong is subject to the profits tax rate at 16.5% for income generated and operation in the special administrative region.

The Company’s subsidiaries incorporated in the PRC are subject to profits tax rate at 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company recorded a deferred tax asset in the amount of $0 and $0 at September 30, 2018 and 2017, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The following table reconciles the statutory rates to the Company’s effective tax rate:

	9/30/2018	9/30/2017
Statutory rates in the Republic of Seychelles	0%	-
Statutory rates in Hong Kong	16.5%	-
Statutory rates in PRC	25.0%	-
Foreign earned income not subject to taxes in the Republic of Seychelles	(41.5)%	-
Effective income tax rate	0%	-

Loss before taxes:
Republic of Seychelles	$(13,715)	$-
Hong Kong	(4,554)	-
PRC	(92,285)	-
	$(110,554)	$-

9.	Lease Commitments

As of September 30, 2018, the Company entered into a two-year operating lease agreement which commenced on January 7, 2018 and expires on January 7, 2020. The monthly lease expense is RMB 4,500 (USD $ 692).

The minimum future lease payments for the office at September 30, 2018 are as follows:

Period	Lease Payable
Year 1	$7,864
Year 2	1,966
$9,830

The outstanding lease commitments for the leases listed above as of September 30, 2018 was $9,830.

10.	Risks

A.	Credit risk

The Company’s deposits are made with banks located in the PRC. They do not carry federal deposit insurance and may be subject to loss of the banks become insolvent.

Since the Company’s inception, the age of account receivables has been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

B.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

C.	Environmental risks

The Company has procured environmental licenses required by the PRC government. The Company has both a water treatment facility for water used in its production process and secure transportation to remove waste off site. In the event of an accident, the Company has purchased insurance to cover potential damage to employees, equipment, and local environment.

D.	Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed to the Company’s customers could adversely impact the Company’s results of operations.

11.	Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events from September 30, 2018 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

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

On November 27, 2017, we entered into an exchange agreement with Donggao International Group Shares Limited, a Seychelles International Business Company (“Donggao”), and holders of all outstanding capital stock of Donggao (the “Exchange Agreement”). On September 24, 2018 we completed the transaction contemplated by the Exchange Agreement with Donggao, whereby we issued to the former shareholders of Donggao an aggregate of 300,000,000 shares of our common stock in exchange for all of the issued and outstanding capital stock of Donggao. Donggao thereby became our wholly owned subsidiary and the former shareholders of Donggao became our controlling stockholders.

As a result of this transaction, we ceased to be a shell company and through our subsidiaries and affiliated entities, we are currently engaged in the business of researching, developing and selling decoration-free wall materials and precast walls, manufactured from recycled solid wastes in China by its original equipment manufacturers (OEMs). In addition, in connection with the above transaction, on September 24, 2018, we changed our fiscal year end from August 31 to June 30.

Through our PRC subsidiary, Guangdong Donggao, we are a startup, green, high-tech company that operates in China’s resource recycling industry. Our current business mainly consists of research, development, and sale of decoration-free wall materials and precast walls, manufactured from recycled solid wastes by our original equipment manufacturers (OEMs). Currently through our OEMs, we are developing the following new wall materials:

•	core-filled wall mortised concrete blocks
•	core-filled wall mortised concrete blocks
•	decorative mortised concrete blocks
•	decorative mortised concrete blocks
•	antique-style narrow bricks
•	squeeze-type building mortars

We incurred a net loss of $43,730 for the three months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $362,142. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

Revenues

We had revenue of $0 and $0 for the three months ended September 30, 2018 and 2017, respectively.

Cost of Revenues

As we did not earn any revenues, we did not incur any cost of revenues during both periods.

Selling and marketing expenses

We have incurred $2,558 of selling and marketing expenses for the three-month period ended September 30, 2018 compared to $nil for the three-month period ended September 30, 2017. The selling and marketing expenses solely consisted of salary expenses.

General and administrative expenses

The general and administrative expenses were $41,543 for the three months ended September 30, 2018 compared to $38,038 for the three months ended September 30, 2017. The general and administrative expenses primarily consisted of professional fees and salary expenses.

Net Loss

Our net loss for the three-month period ended September 30, 2018 was $43,730 compared to a net loss of $38,038 during the three-month period ended September 30, 2017.

Liquidity and Capital Resources

Working capital	September 30, 2018	June 30, 2018
Total current assets	$31,623	$68,130
Total current liabilities	117,379	111,028
Working capital surplus/(deficiency)	$(85,756)	$(42,898)

Total stockholders’ deficiency for the three-month period ended September 30, 2018 and the year ended June 30, 2018 was $59,294 and $12,712, respectively. To date, we have financed our operations primarily from contributions by owners and borrowings from related parties.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

	Three Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$(60,500)	$(16,670)
Net cash provided by (used in) investing activities	-	-
Net cash provided by financing activities	56,968	16,049
Net increase (decrease) in cash and cash equivalents	(3,532)	(621)
Effect of foreign currency translation on cash and cash equivalents	(1,627)	-
Cash and cash equivalents at the beginning of period	28,915	621
Cash and cash equivalents at the end of period	$23,756	$-

Operating Activities

For the three months ended September 30, 2018, net cash used in operating activities was $60,500 consisting of a net loss of $43,730, depreciation and amortization expenses of $2,499, a decrease in advance to suppliers of $7,867, a decrease in accounts payable of $3,637 and a decrease in accrued expenses of $7,765. Net cash used in operating activities for the three-month period ended September 30, 2017 was $16,670 consisting of a net loss of $38,038, a gain in change of control of $18,368, an increase in prepaid expenses of $5,000 and an increase in accounts payable of $8,000.

Investing Activities

Net cash used in or provided by investing activities for the three-month period ended September 30, 2018 and the three-month period ended September 30, 2017 was both $nil.

Financing Activities

Net cash provided by financing activities for the three-month period ended September 30, 2018 was $56,968 which consisted of an increase in related party receivables of $17,753 and an increase in related party payables of $39,215. Net cash provided by financing activities was $16,049 from an increase in related party payables of $16,049 for the three-month period ended September 30, 2017.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

Critical Accounting Policies

Our condensed financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our audited financial statements for the year ended December 31, 2017 included in the Annual Report on Form 10-K filed on March 9, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2018 due to the following material weaknesses that our management identified in our internal control over financial reporting as of September 30, 2018:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 21, 2018

TRAQER CORP.

By:	/s/ Lijuan Jiang
Lijuan Jiang
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

