Form 10-K
period 2018-08-31
TRAQER CORP
filed 2018-12-14
CIK 1656053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 28, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of $2.08 per share) was approximately $7.8 million. Shares of the registrant’s common stock beneficially held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 305,761,500 shares of the registrant’s common stock outstanding as of December 11, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRAQER CORP.

Annual Report on Form 10-K

i

INTRODUCTORY NOTE

Special Note Regarding Forward Looking Statements

Statements contained in this report include “forward-looking statements” that involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

In addition, unless the context otherwise requires and for the purposes of this report only, references to:

•	“we,” “us,” “our,” or “our company,” are to the combined business of Traqer Corp., a Nevada corporation, and its consolidated subsidiaries;

•	“Donggao International” are to Donggao International Group Shares Limited, a Republic of Seychelles company and wholly-owned subsidiary of Traqer Corp.;

•	“Donggao Group” are to Donggao Group Limited, a Republic of Seychelles company and wholly-owned subsidiary of Donggao International;

•	“Donggao Hong Kong” are to Donggao Group Holdings Limited, a Hong Kong limited company and wholly-owned subsidiary of Donggao Group;

•	“Shenzhen Donggao” are to Shenzhen Qianhai Donggao Technology Co. Ltd., a PRC company and wholly-owned subsidiary of Donggao Hong Kong;

•	“Guangzhou Donggao” are to Guangzhou Donggao New Material Co. Ltd., a PRC company and wholly-owned subsidiary of Shenzhen Donggao;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“China” and “PRC” refer to the People’s Republic of China;

•	“Renminbi” and “RMB” refer to the legal currency of China;

•	“U.S. dollars,” “dollars” and “$” refer to the legal currency of the United States;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended; and

•	“Securities Act” are to the Securities Act of 1933, as amended .

PART I

ITEM 1. BUSINESS.

Our Corporate History and Background

We were incorporated on April 4, 2014 under the laws of the state of Nevada. We were formed to become a provider of a cloud-based, volunteer tracking software solution aimed for organizations, non-profits and corporations. Since inception, our operations have been limited to forming the Company and raising capital resources. We have only generated nominal revenues to date.

On July 31, 2017, as a result of two private transactions, Bess Audrey Lipschutz and Shlomit Chaya Frommer transferred an aggregate of 5,000,000 shares of common stock, representing a total of 86.78% of the then issued and outstanding shares of common stock of the Company, to a group of buyers for $340,506.25, resulting in a change of control of the Company. The source of the cash consideration for the shares was personal funds of the buyers. In connection with the transaction, Bess Audrey Lipschutz and Shlomit Chaya Frommer released the Company from all current liabilities and notes payable to a related party, including the $149,137 and $121,550, respectively.

On July 31, 2017, the existing directors and officers resigned, with the resignations of Bess Audrey Lipschutz and Shlomit Chaya Frommer as directors becoming effective ten (10) days following the mailing of the information statement complying with Rule 14f-1 of the Exchange Act (the “Information Statement”) to the shareholders of the Company. Accordingly, Bess Audrey Lipschutz has consented to step down as an officer immediately and as a Member of the Board of Directors of the Company, effective ten (10) days following the mailing of the Information Statement to the shareholders of the Company, Shlomit Chaya Frommer has consented to step down as an officer immediately and as a Member of the Board of Directors of the Company, effective ten (10) days following the mailing of the Information Statement to the shareholders of the Company, and Ajay Movalia, serving as a director, ceased to be a director of the Company. At the same time, Mr. Limei Jiang assumed the role as Chairman of the Board of Directors and President, Chief Executive Officer, Chief Financial Officer, and Treasurer of the Company.

In addition, as a result of the change of control, the Company ceased operations and was reorganized as a vehicle to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

During the fiscal years ended August 31, 2017 and 2018, our operations were limited to forming the Company and raising capital resources. The Company’s limited business activity resulted in a business combination transaction with Donggao International and its shareholders. Additional information regarding the business combination transaction with Sutor Steel Technology Co., Ltd. can be found in the heading “Recent Developments” below.

Recent Developments

On November 27, 2017, we entered into the Exchange Agreement with Donggao International and holders of all outstanding capital stock of Donggao International, pursuant to which on September 24, 2018, we acquired 100% of the outstanding capital stock of Donggao International, and in exchange, we issued to the former shareholders of Donggao International an aggregate of 300,000,000 shares of the Company’s common stock (the “Reverse Merger”). As a result of the Reverse Merger, Donggao International became our wholly-owned subsidiary and the former shareholders of Donggao International became the holders of approximately 98.12% of our issued and outstanding capital stock on a fully-diluted basis. For accounting purposes, the transaction with Donggao International was treated as a reverse acquisition, with Donggao International as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Donggao International and its consolidated subsidiaries.

As a result of our acquisition of Donggao International, we now own all of the issued and outstanding shares of Donggao International, a holding company, which in turn owns all of the equity capital of Donggao Group and its several subsidiaries, which are engaged in the business of resource recycling.

Donggao International, a Seychelles holding company, was formed on March 13, 2017 by Mr. Yue Zhong, Zhongjian Overseas Investment Limited and Hongshan Holdings Investment Limited. The share capital of Donggao International was increased from $20,000 to $30,000 on June 9, 2017. The sole director of Donggao International is Ms. Lijuan Jiang.

Donggao Group was established in Seychelles on March 13, 2017. Its sole director is Ms. Lijuan Jiang.

Donggao Hong Kong was established in Hong Kong on March 23, 2017. Its sole director is Ms. Lijuan Jiang.

Shenzhen Donggao was established on May 17, 2017 in Shenzhen, China. Its legal representative is Ms. Shaobi Zhong.

Guangzhou Donggao, our operating subsidiary, was established on January 10, 2018 in Guangzhou, China. Its legal representative is Ms. Lijuan Jiang.

In connection with the Reverse Merger, we changed our fiscal year end from August 31 to June 30.

Our Corporate Structure

All of our business operations are conducted through our several operating subsidiaries. The chart below presents our corporate structure as of the date of this report:

TRAQER CORP.
(Nevada, USA)
100%
DONGGAO INTERNATIONAL GROUP SHARES LIMITED
(Republic of Seychelles)
100%
DONGGAO GROUP LIMITED
(Republic of Seychelles)
100%
DONGGAO GROUP HOLDINGS LIMITED
(Hong Kong)
100%
SHENZHEN QIANHAI DONGGAO TECHNOLOGY LIMITED
(People's Republic of China)
100%
GUANGZHOU DONGGAO NEW MATERIAL CO., LTD
(People's Republic of China)

Our principal executive offices are located at No. 436, North Dongjiao Road, Room 516, Liwan District, Guangzhou, Guangdong Province, China, 510145. The telephone number at our principal executive office is (86) 020-66685362.

Our Business Plan

As rapid urbanization, infrastructure construction and real estate development led to the significant increase of the amount of construction waste and other industrial solid waste in recent years, the inadequate solid waste treatment capacity and pollution issues have become major environmental issues for the Chinese government and industry players. In many places across the country, cities and towns are surrounded by industrial waste and residential garbage and such problems are continuously deteriorating. According to the China Resources Recycling Industry Development Report for 2017, which was released by China’s Ministry of Commerce, total resource recycling volume of waste steel, waste nonferrous metals, waste plastics, waste tires, waste paper, scrapped electric appliance and electronic products, scrapped cars, waste textiles, waste windows and waste batteries reached 256 million tons as at the end of 2016, up 3.7% year on year, and the aggregate value of recycled resources in the above ten categories amounted to RMB 590.28 billion. In order to address these waste issues, according to green money journal’s report, the Chinese government will invest RMB 2-4 trillion in the resource recycling industry during the “Thirteenth Five-Year Plan (2016-2020).”

The development of resource recycling industry requires collecting a large amount of renewable resources and more importantly, processing and transforming construction waste and industrial residue into value-added recycled products, which will gradually reduce excessive exploitation of precious natural resources on earth and the damages to our environment. As the resource recycling demand becomes increasingly strong, industry landscape is also changing gradually. Industry players are upgrading recycling technologies, adopting innovative business models and applying new technologies to products for end-users. Therefore, innovative application of recycled resources and new resource recycling management modes became two major directions in future resource recycling industry.

The use of recycled resources comprises four segments, involving recycling, treatment, processing and reselling of recycled resources. The technological standards for treatment and recycling still have room for improvement. The low added value in recycled resources is also one of the factors that impede development of the resource recycling industry. Innovative resource recycling model has provided a new mindset for driving the development of resource recycling industry. For instance, the industry can enhance added value of recycled resources and their use efficiency by strengthening related technologies, which in turn creates sound social and environmental benefits. The higher added value of recycled resources and enhancement in their use efficiency can help build a real product lifecycle, reduce excessive exploitation of resources and boost the reuse of recycled products. This will put an end to the current situation where solid wastes and hazardous wastes remain wastes after treatment and incineration.

As domestic construction industry continues to develop and China raises its standards for building materials, Chinese building industry will see continuously growing demand for new wall materials. The rising demand, coupled with favorable national and local policies, will significantly promote the use of new all materials, thereby creating great growth opportunities for players in the industry.

Through our PRC subsidiary, Guangdong Donggao, we are a startup, green, high-tech company that operates in China’s resource recycling industry. Our current business mainly consists of research, development, and sale of decoration-free wall materials and precast walls, manufactured from recycled solid wastes by our original equipment manufacturers (OEMs). Although resource recycling industry has an excellent growth potential, it is still a small scale industry with few full-fledged players. Waste recycling and utilization, unlike many western countries, is a relatively new concept in China. As a result, most resource recycling companies are currently in their development stage with rudimentary production capabilities. We believe that we are the first Chinese company that is developing core decoration-free wall materials products based on our patented technologies and will become a leading brand in the country’s new wall materials market.

Based on our analysis of China’s wall materials market, the brick-concrete structure is subject to serious quality problems such as water leakage, cracking, and falling-off of a decoration layer. As disclosed below, in respect of these problems, we have partnered with various research institutions and universities to carry out comprehensive researches and experiments. Following a series of researches, experiments and tests in respect of sample studies, component analysis, chemical experiments, semi-finished product tests, finished product load bearing, shock resistance, and construction, through our OEMs, we are developing and manufacturing the decoration-free, precast tenon structure wall materials that are manufactured with construction wastes and industrial residue. With our proprietary technologies, we believe our new wall materials outperform red bricks, aerated concrete, shale cavity brick, ceramist wall panel and other materials in terms of wall quality, construction quality, laying speed, costs, construction difficulty, construction safety, door and window nodes, construction consumption, and integrated construction costs. Specifically, our decoration-free wall technologies have the following advantages:

•	The decoration-free wall technology allows removal of processes such as tile fixing and painting. The new wall materials have high strength, and are waterproof and anti-aging.

•	Tenon structure laying technology makes tenon structures interlocked on each other and enables modularized laying. It speeds up construction and lowers construction costs.

•

With the microcirculation ventilation technology, walls are connected and atmospheric heat pressure creates natural ventilation, which promotes the air convection between indoor and outdoor spaces, and thereby boosts people’s health. (Tropical areas)

•

With the self-insulation energy-saving wall technology, lightweight aggregate concretes are poured into the wall connection passages, so that walls become self-insulation. This will help buildings save energy and reduce the safety risk exposed to external wall heat preservation facilities. (Cold areas)

•	With the resource recycling technology, the waste residue that is eco-friendly and nonradioactive is recycled, which is in line with the national policies.

Currently through our OEMs, we are developing the following new wall materials:

•	core-filled wall mortised concrete blocks
•	core-filled wall mortised concrete blocks
•	decorative mortised concrete blocks
•	decorative mortised concrete blocks
•	antique-style narrow bricks
•	squeeze-type building mortars

On June 27, 2018, we entered into a licensing and manufacturing agreement with our OEM, Foshan Chenshi Environment Protection Materials Co., Ltd. (“Foshan Chenshi”), pursuant to which we authorized and licensed Foshan to manufacture and supply us antique-style narrow bricks based on our patented technologies. The total contract price is RMB 2.9 million (approximately $423,000). On the same date, we entered into the first supply agreement with Foshan Chenshi ordering 20,000 square meters of antique-style narrow bricks for RMB 260,000 (approximately$38,000).

As one of the first batch of Chinese companies that transform recycled resources into building materials, we will continue to focus on material decomposing and filtering technologies for resource recycling, and develop downstream technologies in a targeted manner, thereby maximizing the efficiency of the resource recycling process..

Sales and Marketing

To promote our sales, we adopted both direct and indirect sales models. Under the direct sales model, we directly enter into purchase agreements with project developers. We will then arrange OEMs to manufacture the wall materials based on the orders that we receive from project developers. Under the indirect sales model, we enter into partnership with architecture designing institutions, which not only directly use our building materials in their project designs, but also assist us in building up business relations with project developers.

Our squeeze-type building mortars are sold to both businesses and household consumers. The squeeze-type building mortars are primarily used in laying and are squeezed during the course of construction. When used, it is squeezed through devices similar to the regular AB glue guns and injected into mortices of multi-hole blocks. The product can be used in both large-scale construction projects and small personal home decoration projects. We not only sell our squeeze-type building mortars by signing contracts directly with project developers, but also carry out large-scale and rapid online marketing activities on internet retail platforms such as www.jdwl.com. Such online marketing activities have direct contact with end consumers, which enables us to directly communicate with our consumers and market our products across different regions. In the end, it also helps expand the customer base, boost sales and shorten the receivable collection period.

Our Customers

Our current and future customers mainly include governments, construction and real estate companies and households. Our current major customers include Fujian Changting County Longhu Construction Engineering Co., Ltd., Zhongshan City Hechenglian Construction Engineering Co., Ltd., Zhongshan City Changhua Construction Consulting Co., Ltd. and Guangdong Zhiye Project Construction Co., Ltd. On May 23, 2018, we entered into a product sales agreement with Fujian Changting County Longhu Construction Engineering Co., Ltd., pursuant to which we are selling the buyer core-filled wall mortised concrete blocks and core-filled wall mortised concrete blocks during the period from June 1, 2018 through June 30, 2019 for RMB 16,940,000 (approximately $2.5 million). On June 5, 2018, we entered into a product sales agreement with Zhongshan City Hechenglian Construction Engineering Co., Ltd., pursuant to which we are selling the buyer decorative mortised concrete blocks and decorative mortised concrete blocks during the period from September 1, 2018 through August 31, 2019 for RMB 30,376,000 (approximately $4.4 million). We do not expect that sales to any of them will constitute 10% or more of our revenues during the next fiscal year or the loss of any of them would have a material adverse effect on our business operations.

Research and Development

We mainly operate our businesses through our subsidiary, Guangzhou Donggao, which has entered into strategic partnerships with Guangdong Association of Circular Economy and Resources Comprehensive Utilization, Guangdong Provincial Academy of Building Research, and Research Institution of Guangzhou University. We are also a long-term partner of Institute of Advanced Engineering Technology under Wuhan University of Technology, Zhongshan Lingwan New Materials Technology Co., Ltd., Fujian Changting Longhu Construction Engineering Co., Ld., and Zhongshan Heshenglian Construction Co., Ltd.

On February 8, 2018, Guangzhou Donggao entered into a strategic cooperation agreement with Institute of Advanced Engineering Technology under Wuhan University of Technology (“Wuhan University of Technology”), under which, Wuhan University of Technology will assist us in researching and developing new eco-friendly masonry mortars. In addition, Wuhan University of Technology will be responsible for the experimental verification of new eco-friendly mortar that has been researched and developed and to assist us in developing, building and promoting artificial intelligence equipment. Wuhan University of Technology will also take advantage of its own resources and channels to promote the application of our new wall materials, eco-friendly masonry mortar and artificial intelligence equipment in the construction industry.

On May 20, 2018, Guangzhou Donggao entered into a strategic cooperation agreement with Guangzhou University, under which the parties agreed to use architectural waste residues to jointly research and develop core-filled wall mortised concrete blocks and improve the heat retaining property of architectural walls in order to promote the recycling economy, energy conservation and emission reduction. Any inventions and technologies developed in the course of cooperation will be co-owned by both parties unless otherwise agreed by both parties.

Our Intellectual Property

We have a policy of seeking patents, when appropriate, on inventions relating to products and methods that are discovered or developed as part of our ongoing research, development and manufacturing activities. We currently own 40 China patents, among which 21 patents were transferred to us from our largest shareholder, Mr. Yue Zhong. On March 20, 2018, Mr. Zhong entered into a patent transfer agreement with Guangzhou Donggao, pursuant to which Mr. Zhong transferred to Guangzhou Donggao 21 patents owned by him for 72.856% ownership of Donggao International.

Our existing patents will expire at dates ranging from July 10, 2019 to August 20, 2033.

We currently have the ownership or use rights to the following patents:

10 Patents for Invention
Application/Patent Number	Patent Title	Expiration Date	Application/Patent Number	Patent Title	Expiration Date
ZL 201210324551.4	A hollow composite wall in framework structure	Expiring on 9/4/2032	ZL 201310365054.3	A forming mold for hollow wall brick	Expiring on 8/20/2033
ZL 201310365054.3	A forming mold for hollow wall brick	Expiring on 1/20/2036	ZL 201310365354.1	A main body brick used in hollow wall	Expiring on 8/20/2033

ZL 201210280124.0	A hollow load-bearing wall	Expiring on 8/8/2032	ZL 200910041178.X	A heat insulation and heat preservation wall	Expiring on 7/10/2029
ZL 201210270238.7	A building block	Expiring on 7/30/2033	ZL 200810028833.4	A forming mold for building blocks with decoration layers	Expiring on 6/12/2028
ZL 201310364563.4	A method of building hollow walls	Expiring on 8/20/2033	ZL 200810028834.8	A light aggregate material and energy conservation block and its methods of manufacturing	Expiring on 6/12/2028

13 Design Patents
ZL 201230349203.3	Wall blocks (1)	Expiring on 7/30/2022	ZL 201130091674.4	Decoration-free wall component (1)	Expiring on 4/26/2021
ZL 201230348977.4	Wall blocks (2)	Expiring on 7/30/2022	ZL 201130091488.0	Decoration-free wall component (2)	Expiring on 4/26/2021
ZL 201230351741.6	Wall blocks (3)	Expiring on 7/30/2022	ZL 200930681863.X	Energy conservation brick	Expiring on 12/28/2019
ZL 201230351135.4	Wall blocks (4)	Expiring on 7/30/2022	ZL 201330397259.0	Acoustic tile	Expiring on 8/20/2023
ZL 201230349557.8	Wall blocks (5)	Expiring on 7/30/2022	ZL 201330397262.2	Hollow wall corner brick	Expiring on 8/20/2023
ZL 201230351743.5	Wall blocks (6)	Expiring on 7/30/2022	ZL 201330397305.7	Hollow wall brick	Expiring on 8/20/2023
ZL 201230349812.9	Wall blocks (7)	Expiring on 7/30/2022

17 Utility Patents
ZL 201220371348.8	A building block	Expiring on 7/30/2022	ZL 201220371971.3	A high hollow interior wall tile	Expiring on 7/30/2022
ZL 201320509996.X	A main body brick used in building hollow wall	Expiring on 8/20/2023	ZL 201220391908.6	A new hollow load-bearing wall	Expiring on 8/8/2022
ZL 200920060708.0	A building ventilation system	Expiring on 7/13/2019	ZL 201220390210.2	A hollow load-bearing wall	Expiring on 8/8/2022
ZL 200920060593.5	A heat insulation and heat preservation wall	Expiring on 7/10/2019	ZL 201220370187.0	A hollow load-bearing brick	Expiring on 7/30/2022
ZL 201020123209.4	A building ventilation and heat transfer system	Expiring on 1/27/2020	ZL 201220448618.0	A hollow composite wall in framework structure	Expiring on 9/4/2022

ZL 200920296126.5	An energy conservation brick	Expiring on 12/28/2019	ZL 201220371581.6	A capping wall brick	Expiring on 7/30/2022
ZL 201120126398.5	A forming mold for decoration-free wall component	Expiring on 4/26/2021	ZL 201320510614.5	A forming mold for hollow wall bricks	Expiring on 8/20/2023
ZL 201120126422.5	A hollow decoration-free wall component	Expiring on 4/26/2021	ZL 201320510134.9	An acoustic wall brick	Expiring on 8/20/2023
ZL 201220371578.4	A wall brick and wall made up of such wall bricks	Expiring on 7/30/2022

In addition, we have two patent applications pending and we will continue to seek patent protection to the extent we believe such protection is appropriate and cost-effective. We regard our patents important to our success and our competitive position.

All of our employees have entered into standard employment agreements requiring them to keep confidential all information relating to our customers, methods, business and trade secrets during their terms of employment with us and thereafter and to assign to us their inventions, technologies and designs they develop during their term of employment with us.

Our Competition

Our short-term goal is to become the pioneer in developing environmental friendly wall materials in Guangdong Province and the nearby vicinity. We currently do not have any strong competitors in this geographic area as we believe that we have differentiated ourselves from our potential competitors. We believe these companies lack in-depth insight into the resource recycling industry, and as a result, they only manufacture low-value-added and low-performance bricks, such as standard bricks, aerated bricks and hollow blocks using older equipment and production techniques. . In contrast, our products are aimed at the high-end wall material markets so we attempt to manufacture them with superior quality and a broader range of specifications based on our patented technologies.

While we strive to keep our products and services innovative and efficient, there can be no assurance that our initial competitive advantage will be retained and that one or more competitors will not develop systems that are equal or superior to ours or are better priced than ours. In the future, we may face competition from competitors of varying sizes and geographic reach, who operate their businesses similar to our planned business. Our sales could be reduced significantly if our competitors develop and market products that are more effective, more convenient, or are less expensive than our products.

Regulation

Because all of our operating entities are located in the PRC, we are regulated by the national and local laws of the PRC. This section summarizes the major PRC regulations relating to our business.

Environmental Matters

The Environmental Protection Law, promulgated by the National People’s Congress on December 26, 1989, is the primary law for environmental protection in China. The law establishes basic principles for coordinated advancement of economic growth, social progress and environmental protection, and defines the rights and duties of governments at all levels. Local environmental protection bureaus may set stricter local standards than the national standards and enterprises are required to comply with the stricter of the two sets of standards.

Business license

Any company that conducts business in the PRC must have a business license that covers a particular type of work. Other than regular business licenses that we have already obtained, there is no special license or permit required for us to engage in the current businesses under PRC laws and regulations.

Foreign Currency Exchange

Under the Foreign Currency Administration Rules promulgated in 1996 and revised in 1997, and various regulations issued by SAFE and other relevant PRC government authorities, RMB is convertible into other currencies without prior approval from SAFE only to the extent of current account items, such as trade related receipts and payments, interest and dividends and after complying with certain procedural requirements. The conversion of RMB into other currencies and remittance of the converted foreign currency outside PRC for the purpose of capital account items, such as direct equity investments, loans and repatriation of investment, requires the prior approval from SAFE or its local office. Payments for transactions that take place within China must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by SAFE or its local office. Unless otherwise approved, domestic enterprises must convert all of their foreign currency proceeds into RMB.

On October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, which became effective as of November 1, 2005. According to the notice, a special purpose company, or SPV, refers to an offshore company established or indirectly controlled by PRC residents for the special purpose of carrying out financing of their assets or equity interest in PRC domestic enterprises. Prior to establishing or assuming control of an SPV, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch. The notice applies retroactively. As a result, PRC residents who have established or acquired control of these SPVs that previously made onshore investments in China were required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. These PRC residents must also amend the registration with the relevant SAFE branch in the following circumstances: (i) the PRC residents have completed the injection of equity investment or assets of a domestic company into the SPV; (ii) the overseas funding of the SPV has been completed; (iii) there is a material change in the capital of the SPV. Under the rules, failure to comply with the foreign exchange registration procedures may result in restrictions being imposed on the foreign exchange activities of the violator, including restrictions on the payment of dividends and other distributions to its offshore parent company, and may also subject the violators to penalties under the PRC foreign exchange administration regulations.

On August 29, 2008, SAFE promulgated Circular 142 which regulates the conversion by a foreign-funded enterprise of foreign currency into RMB by restricting how the converted RMB may be used. In addition, SAFE promulgated Circular 45 on November 9, 2011 in order to clarify the application of Circular 142. Under Circular 142 and Circular 45, the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of Circular 142 and Circular 45 could result in severe penalties, such as heavy fines as set out in the relevant foreign exchange control regulations. On July 4, 2014, SAFE promulgated SAFE Circular 36, which launched a pilot reform of the administration of the settlement of the foreign exchange capitals of foreign-invested enterprises in certain designated areas from August 4, 2014. However, SAFE Circular 36 continues to prohibit foreign-invested enterprises from directly or indirectly using the Renminbi converted from their foreign exchange capitals for purposes beyond its business scope. On March 30, 2015, SAFE promulgated Circular 19, to expand the reform nationwide. Circular 19 will come into force and replace both Circular 142 and Circular 36 on June 1, 2015. Circular 36 allows enterprises established within the pilot areas to use their foreign exchange capitals to make equity investment and removes certain other restrictions provided under Circular 142 for these enterprises. Circular 19 will remove those restrictions for all foreign-invested enterprises established in the PRC. However, both Circular 36 and Circular 19 continue to prohibit foreign-invested enterprises from, among other things, using the Renminbi fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises.

Dividend Distributions

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

After-tax profits/losses with respect to the payment of dividends out of accumulated profits and the annual appropriation of after-tax profits as calculated pursuant to PRC accounting standards and regulations do not result in significant differences as compared to after-tax earnings as presented in our financial statements. However, there are certain differences between PRC accounting standards and regulations and U.S. generally accepted accounting principles, arising from different treatment of items such as amortization of intangible assets and change in fair value of contingent consideration rising from business combinations.

In addition, under the EIT Law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, which was issued on January 29, 2008, the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, which became effective on December 8, 2006, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if our Hong Kong subsidiary is considered a “beneficial owner” that is generally engaged in substantial business activities and entitled to treaty benefits under the Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion.

Laws and Regulations Related to Employment and Labor Protection

On June 29, 2007, the National People’s Congress promulgated the Employment Contract Law of PRC (“Employment Contract Law”), which became effective as of January 1, 2008 and amended on December 28, 2012. The Employment Contract Law requires employers to provide written contracts to their employees, restricts the use of temporary workers and aims to give employees long-term job security.

Pursuant to the Employment Contract Law, employment contracts lawfully concluded prior to the implementation of the Employment Contract Law and continuing as of the date of its implementation shall continue to be performed. Where an employment relationship was established prior to the implementation of the Employment Contract Law but no written employment contract was concluded, a contract must be concluded within one month after its implementation.

On September 18, 2008, the State Council promulgated the Implementing Regulations for the PRC Employment Contract Law which came into effect immediately. These regulations interpret and supplement the provisions of the Employment Contract Law.

Our standard employment contract complies with the requirements of the Employment Contract Law and its implementing regulations. We have entered into written employment contracts with all of our employees.

Employees

Currently we have a total of six employees, four of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Sales and Marketing Operations	2
General and Administrative	2
Research and Development	2
Total	6

None of our employees belong to a union or are a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, the Company is not required to provide this information.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

All land in China is owned by the state or local governments. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as collateral for borrowings and other obligations.

Our executive offices are located at No. 436, North Dongjiao Road, Room 516, Liwan District, Guangzhou, Guangdong Province, China, 510145 which consist of 96.68 square meters, all of which are dedicated to administrative office space. We lease our facilities pursuant to a lease agreement that our PRC subsidiary, Guangzhou Donggao entered into with Shengyue Zhuo, a Chinese citizen on January 17, 2018 for a lease term commencing on January 17, 2018 and ending on January 17, 2020. Currently we pay our rent in an amount of RMB 4,500 (approximately $662) per month. We believe that all our real property has been adequately maintained, is generally in good condition, and is suitable and adequate for our business. We do not own or rent any other real estate or other properties.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently eligible to be quoted on the OTC market under the symbol “TAQR.”

The following table sets forth the quarterly high and low bid prices for the common stock for the periods indicated below. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Bid Prices(1)
	High		Low
Year Ended August 31, 2018
First Quarter		$3.00		$1.31
Second Quarter		$2.18		$1.86
Third Quarter		$2.09		$0.75
Fourth Quarter		$2.49		$1.50

Year Ended August 31, 2017
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter (starting on May 8, 2017)*		$1.00		$1.00
Fourth Quarter		$2.00		$1.00

__________

(1)	The above table sets forth the range of high and low bid prices per share of our common stock as reported by Yahoo! * To our knowledge, no market information prior to May 8, 2017 is publicly available.

Approximate Number of Holders of Our Common Stock

As of December 11, 2018, there were approximately 63 holders of record of our common stock, which does not include the number of stockholders holding shares of our common stock in “street name”.

Dividend Policy

We have never declared or paid any dividends, nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2018 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2018 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fiscal year ended August 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

The following financial data was extracted from the audited financial statements of Traqer Corp., our parent holding company.

Our revenue were $nil and $3,603 for the years ended August 31, 2018 and 2017, respectively. Our net loss was $82,762 and $129,023 for the respective periods.

On September 24, 2018, Traqer Corp. changed its fiscal year end to June 30.

Results of Operations

Comparison of Years Ended August 31, 2018 and 2017

The following table sets forth key components of our results of operations during the year ended August 31, 2018 and 2017.

	Year ended August 31, 2018	Year ended August 31, 2017	Change
Net revenues	$-	$3,603	$(3,603)
Cost of revenues	-	-	-
Gross profit	-	3,603	(3,603)
Operating expenses:
Selling and marketing expenses	-	-	-
General and administrative expenses	82,762	144,308	(61,546)
Total operating expenses	82,762	144,308	(61,546)
Total other income/(expenses)	-	11,682	(11,682)
Loss before tax	(82,762)	(129,023)	46,261
Tax expense	-	-	-
Net loss	$(82,762)	$(129,023)	$46,261

Revenues

We generated $nil and $3,603 for the years ended August 31, 2018 and 2017, respectively.

General and administrative expenses

The general and administrative expenses were $82,762 for the year ended August 31, 2018 compared to $144,308 for the year ended August 31, 2017. Our general and administrative expenses primarily consisted of professional fees. The decrease was mainly because we incurred fewer types of expenses.

Net loss

Our net loss for the year ended August 31, 2018 was $82,762 compared to a net loss of $129,023 for the year ended August 31, 2017.

Liquidity and Capital Resources

Working capital	August 31, 2018	August 31, 2017
Total current assets	$-	$-
Total current liabilities	94,762	12,000
Working capital surplus/(deficiency)	$(94,762)	$(12,000)

As of August 31, 2018, we had cash and cash equivalents of $nil. To date, we have financed our operations primarily through contributions by owners and borrowings from related parties.

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

The following table provides detailed information about our net cash flows for the year ended August 31, 2018 and 2017 in this report:

Cash Flow

	2018	2017
Net cash provided by (used in) operating activities	$(82,114)	$(121,400)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	82,114	117,015
Net increase (decrease) in cash and cash equivalents	-	(4,385)
Cash and cash equivalents at beginning of period	-	4,385
Cash and cash equivalents at end of period	$-	$-

Operating activities

During the financial year ended August 31, 2018 and 2017, net cash used in operating activities was $82,114 and $121,400, respectively. The decrease in net cash used in operating activities was mainly due to the decrease in net loss.

Investing activities

Net cash used in investing activities for the years ended August 31, 2018 and 2017 was both $nil.

Financing activities

Net cash provided by financing activities for the year end August 31, 2018 was $82,114 compared to $117,015 for the year ended August 31, 2017, which was related to related party payable.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

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

Revenue recognition

The Company recognizes revenue when all the following criteria have been met: it has negotiated the terms of the transaction with the customer which includes setting a fixed sales price, it has transferred of possession of the product to the customer, the customer does not have the right to return the product, the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer. The Company’s the amount of revenue recognized to the books reflects the value of goods invoiced, net of any value-added tax (VAT) or excise tax.

Recent Accounting Pronouncements

In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. The Company is currently evaluating the impact on the financial statements of this guidance.

In January 2017, the FASB amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company is currently evaluating the impact on the financial statements of this guidance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

Page Number

Report of Independent Registered Public Accounting Firm	F-1

Audited Balance Sheets as of August 31, 2018 and 2017	F-2

Audited Statement of Operations and Comprehensive Loss for the years ended August 31, 2018 and 2017	F-3

Audited Statement of Changes in Stockholders’ Equity for the years ended August 31, 2018 and 2017	F-4

Audited Statement of Cash Flows for the years ended August 31, 2018 and 2017	F-5

Notes to Financial Statements	F-6 – F-10

To:	The Board of Directors and Stockholders of
Traqer Corp.

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Traqer Corp. (the “Company”) as of August 31, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended August 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

Certified Public Accountants

San Mateo, California

December 14, 2018

We have served as the Company’s auditor since 2018.

Traqer Corp.

Audited Balance Sheets

As of August 31, 2018 and 2017

	August 31, 2018	August 31, 2017
Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$4,648	$-
Accrued liabilities	8,000	12,000
Related party payable	82,114	-
Total current liabilities	$94,762	$12,000

Total Liabilities	$94,762	$12,000

Commitments and Contingencies

Stockholders’ Deficiency
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 5,761,500 shares issued and outstanding at August 31, 2018 and 2017, respectively	$5,762	$5,762
Additional paid in capital	293,013	293,013
Accumulated deficit	(393,537)	(310,775)
Total Deficiency	$(94,762)	$(12,000)

Total Liabilities and Deficiency	$-	$-

See Accompanying Notes to the Financial Statements

Traqer Corp.

Audited Statement of Operations and Comprehensive Loss

For the years ended August 31, 2018 and 2017

	2018	2017

Net revenues	$-	$3,603
Cost of revenues	-	-
Gross profit	-	-

Operating expenses:
General and administrative expenses	82,762	144,308
Total operating expenses	82,762	144,308

Operating loss	(82,762)	(144,308)

Other income (expenses):
Other income	-	11,682
Total other income and (expenses)	-	11,682

Loss before taxes from operations	(82,762)	(129,023)

Provision for income taxes	-	-

Net loss	$(82,762)	$(129,023)

Other comprehensive income:
Foreign currency translation income	-	-
Comprehensive loss	$(82,762)	$(129,023)

See Accompanying Notes to the Financial Statements

Traqer Corp.

Audited Statement of Changes in Stockholders’ Deficiency

For the years ended August 31, 2018 and 2017

			Additional
	Number	Common	Paid in	Accumulated
	of shares	Stock	Capital	Deficit	Total
Balance, September 1, 2016	5,761,500	$5,762	$6,903	$(181,752)	$(169,087)
Stockholder contribution	-	-	286,110	-	286,110
Net loss	-	-	-	(129,023)	(129,023)
Balance August 31, 2017	5,761,500	$5,762	$293,013	$(310,775)	$(12,000)

Balance, September 1, 2017	5,761,500	$5,762	$293,013	$(310,775)	$(12,000)
Net loss	-	-	-	(82,762)	(82,762)
Balance, August 31, 2018	5,761,500	$5,762	$293,013	$(393,537)	$(94,762)

See Accompanying Notes to the Financial Statements

Traqer Corp.

Audited Statement of Cash Flows

For the years ended August 31, 2018 and 2017

	2018	2017
Cash flows from operating activities

Net loss	$(82,762)	$(129,023)
Increase in accounts payable	4,648	7,623
Decrease in accrued liabilities	(4,000)	-
Net cash provided by operating activities	(82,114)	(121,400)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Increase in related party payable	82,114	117,015
Net cash provided by financing activities	$82,114	$117,015

Net Increase/(decrease) of Cash and Cash Equivalents	-	(4,385)

Cash and cash equivalents–beginning of year	-	4,385

Cash and cash equivalents–end of year	$-	-

Supplementary cash flow information:
Interest received	$-	$-
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to the Financial Statements

Traqer Corp.

Notes to Audited Financial Statements

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

Traqer Corp.

Notes to Audited Financial Statements

Revenue recognition

The Company recognizes revenue when all the following criteria have been met: it has negotiated the terms of the transaction with the customer which includes setting a fixed sales price, it has transferred of possession of the product to the customer, the customer does not have the right to return the product, the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer. The Company’s the amount of revenue recognized to the books reflects the value of goods invoiced, net of any value-added tax (VAT) or excise tax.

Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to the either expenses as incurred or allocated to inventory as part of overhead.

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

Traqer Corp.

Notes to Audited Financial Statements

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

Recent accounting pronouncements

In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1. The Company is currently evaluating the impact on the financial statements of this guidance.

In January 2017, the FASB amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company is currently evaluating the impact on the financial statements of this guidance.

3. Going Concern

The Company had an accumulated deficit of $393,537 as of August 31, 2018, and cash used in operations of $82,114 for the year ended August 31, 2018. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is no guarantee the Company will be successful.

4. Related Party Transactions

Related party payable consisted of the following:

	8/31/2018	8/31/2017
Jiang, Limei, director	82,114	-
	$82,114	$-

The amounts are unsecured, interest-free and due on demand.

5. Equity

The Company originally had 200,000,000 shares of common stock with a par value of $0.001 per share.

On November 2, 2017, the Company amended its articles of incorporation to increase the authorized shares from 200,000,000 shares to 2,000,000,000.

6. Income Taxes

The Company and its subsidiaries formed in the Republic of Seychelles is not subject to tax on its income or capital gains. In addition, upon payments of dividends by the Company to its shareholders, no withholding tax is imposed.

The Company’s subsidiary formed in Hong Kong is subject to the profits tax rate at 16.5% for income generated and operation in the special administrative region.

Traqer Corp.

Notes to Audited Financial Statements

The Company’s subsidiaries incorporated in the PRC are subject to profits tax rate at 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company recorded a deferred tax asset in the amount of $0 and $0 at June 30, 2018 and 2017, respectively.

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

7. Risks

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

Traqer Corp.

Notes to Audited Financial Statements

8. Subsequent Events

a)	On September 24, 2018, the Company’s board of directors unanimously approved to modify the Company’s accounting fiscal year end from August 31 to June 30.

b)	As previously reported in a Current Report on Form 8-K filed on November 28, 2017, on November 27, 2017, the Company entered into an exchange agreement (the “Exchange Agreement”) with Donggao International, a Seychelles International Business Company, and holders of all outstanding capital stock of Donggao International. Pursuant to terms of the Exchange Agreement, the Company will acquire 100% of the outstanding capital stock of Donggao International, and in exchange, the Company agreed to issue to the then shareholders of Donggao International, including Mr. Yue Zhong, Zhongjian Overseas Investment Limited and Hongshan Holdings Investment Limited, an aggregate of 300,000,000 shares of the Company’s common stock. Our Chairman, CEO and CFO, Lijuan Jiang is the sole director of Hongshan Holdings Investment Limited and has voting and dispositive power of the securities held by it. The purchase price was determined through arm’s length negotiations among the parties.

On September 24, 2018, the Company completed the acquisition of Donggao International pursuant to the Exchange Agreement described above (the “Reverse Merger”). As a result of the transaction, Donggao International became our wholly-owned subsidiary and the former shareholders of Donggao International became the holders of approximately 98.12% of our issued and outstanding capital stock on a fully-diluted basis. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Donggao International is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of August 31, 2018 due to the material weaknesses in our internal control over financial reporting, which are described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

17

Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our assessment, as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer determined that, as of August 31, 2018, our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting has been identified:

(1) Lack of audit committee. We do not have a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

(2) Lack of proper segregation of duties due to limited personnel.

(3) Lack of a formal review process related to financial reporting that includes multiple levels of review.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely basis.

Our management is committed to improving the Company’s internal controls and will: (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities; (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel; and (3) may consider appointing outside directors and audit committee members in the future.

Our management, including our Chief Executive Officer and Chief Financial Officer, have discussed the material weakness noted above with the Company’s independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

Changes in internal control over financial reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

18

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officer and directors.

NAME	AGE	POSITION
Lijuan Jiang	48	Chairman, Chief Executive Officer, President and Chief Financial Officer
Limei Jiang	47	Director

Lijuan Jiang. Ms. Jiang has served as a member of our board of directors and as our Chairman, Chief Executive Officer, Chief Financial Officer and President since September 24, 2018. She has served as general manager of our subsidiary Guangzhou Donggao since January 1, 2018. Prior to that, Ms. Jiang was the Assistant to General Manager and Financial Controller of Guangzhou Donggao since June 2017. From November 1995 to March 2013, Ms. Jiang was the Assistant to General Manager and Financial Controller of Guangdong Zhongshan Shengsheng Construction Materials Co., Ltd. Ms. Jiang has more than twenty years of financial experience and graduated from Guangdong Meitian Bureau of Mines Secondary Vocational School.

Limei Jiang. Mr. Jiang has served as a member of our board of directors since July 31, 2017. He previously served as our Chairman, Chief Executive Officer, President and Chief Financial Officer until September 24, 2018. Mr. Jiang has more than twenty years’ experience in sales and operation. In 1992, Mr. Jiang worked at Guangdong Meitian Mineral Bureau Cement Plant, as a sales director. As a sales director, he handled the daily operations and the supervision of the entire sales department. At the same time, he was the person-in-charge of cement production department. Since 1994, he has worked for Jiangmen Toyo Ink Co. Ltd as vice president, who is responsible for the daily operation and the sales distribution channel. Mr. Jiang graduated from Guangdong Meitian Bureau of Mines Secondary Vocational School.

Directors and executive officers are elected until their successors are duly elected and qualified. There are no arrangements or understandings known to us pursuant to which any director or executive officer was or is to be selected as a director (or director nominee) or executive officer.

Family Relationships

There are no family relationships among any of our officers or directors. Lijuan Jiang is not related to Limei Jiang.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

19

Board Composition

The board of directors is currently composed of two members, Mrs. Lijuan Jiang and Mr. Limei Jiang. All board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We currently do not have standing audit, nominating or compensation committees. Our entire board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

None of our directors is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Code of Ethics and Business Conduct

On September 24, 2018 when we closed the Reverse Merger, we adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, and addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code. A copy of the Code of Ethics and Business Conduct has been filed as Exhibit 14.1 to our Current Report on Form 8-K filed on September 28, 2018 and is hereby incorporated by reference into this annual report. During the fiscal year ended August 31, 2018, we did not have a code of ethics because we had only limited business operations and only one officer and one director. As a result we believed that a code of ethics would have limited utility.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting failed to file the required reports on time in the fiscal year ended August 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended August 31, 2018 and 2017

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

20

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bess Audrey Lipschutz,	2018	—	—	—	—	—	—	—	—
former CEO(1)	2017	—	—	—	—	—	—	—	—
Limei Jiang,	2018	—	—	—	—	—	—	—	—
former CEO(2)	2017	—	—	—	—	—	—	—	—

___________

(1)	Ms. Lipschutz served as our Chief Executive Officer until July 31, 2017.
(2)	Mr. Jiang served as our Chief Executive Officer from July 31, 2017 until September 24, 2018.

Employment Agreements

All of our employees have executed our standard employment agreements as required by the Chinese labor law. Our employment agreements with our executives provide the amount of each executive officer’s salary, title and establish their eligibility to receive a bonus. The employment agreement between Guangzhou Donggao and Ms. Lijuan Jiang, dated January 1, 2018, provides that Ms. Jiang is employed as Guangzhou Donggao’s general manager with a four-year term of employment until December 31, 2021. Ms. Jiang receives a monthly salary of RMB 1,895 (approximately $275) under the employment agreement. She is also subject to customary confidentiality covenants under the employment agreement.

Outstanding Equity Awards at Fiscal Year End

No unexercised options, stock that has not vested or outstanding equity incentive plan awards were held by any of our named executive officers at August 31, 2018.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended August 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 13, 2018 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, No. 436, North Dongjiao Road, Room 516, Liwan District, Guangzhou, Guangdong Province, China, 510145.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Lijuan Jiang, Chairman, CEO, President and CFO(4)	Common Stock	81,432,000	26.63%
Limei Jiang, Director	Common Stock	2,000,000	*
All officers and directors as a group (two persons named above)	Common Stock	83,432,000	27.29%
Yue Zhong(3)	Common Stock	207,618,782	67.90%
Hongshan Holdings Investment Limited (4)	Common Stock	81,432,000	26.63%

21

________

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

A total of 305,761,500 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of September 24, 2018. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)

Including 189,618,782 shares of common stock held by Zhongjian Overseas Investment Limited and Mr. Zhong has voting and dispositive power of the securities held by Zhongjian Overseas Investment Limited.

(4)	Lijuan Jiang is the sole director of Hongshan Holdings Investment Limited and has voting and dispositive power of the securities held by it.

Changes in Control

Prior to the closing of Reverse Merger, all 300,000,000 shares issued on December 18, 2017 pursuant to the Exchange Agreement were held in escrow and deemed to be in full control of the Company. As of the date of the closing of Reverse Merger, all of these shares were delivered out of escrow to the following entities and individuals in the amounts set opposite their names.

Yue Zhong	18,000,000
Hongshan Holdings Investment Limited	81,432,000
Zhongjian Overseas Investment Limited	200,568,000

This constituted a change of control of the Company. Other than the transactions and agreements previously described, our officers and directors are not aware of any arrangements which if consummated may result in a change in control of the Company at a subsequent date.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2017 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•	On November 1, 2016, Bess Lipschutz and Shlomit Frommer each loaned the Company an additional $20,000 to fund operations. The Company executed a loan agreement for each $20,000 to be repaid in full on December 1, 2019. These loans were waived by the lenders on July 31, 2018.

•	On November 27, 2017, we entered into the Exchange Agreement with Donggao International and holders of all outstanding capital stock of Donggao International, pursuant to which on September 24, 2018, we acquired 100% of the outstanding capital stock of Donggao International. In exchange, we issued to the former shareholders of Donggao International, including Mr. Yue Zhong, Zhongjian Overseas Investment Limited and Hongshan Holdings Investment Limited. Our Chairman, Chief Executive Officer and President, Ms. Lijuan Jiang is the sole director of Hongshan Holdings Investment Limited, which received 81,432,000 shares of common stock of the Company.

22

•

On March 20, 2018, Mr. Yue Zhong entered into a patent transfer agreement with Guangzhou Donggao, pursuant to which Mr. Zhong transferred to Guangzhou Donggao 21 patents owned by him for 72.856% ownership of Donggao International.

•	As of August 31, 2018, our director, Mr. Limei Jiang advanced to us a total of $82,114 for the company’s operations. The amounts are unsecured, interest-free and due on demand.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Effective on October 26, 2017, upon the approval by the Company’s board of directors, GBH CPAs, PC (“GBH”) was dismissed as the Company’s independent registered public accounting firm, effectively immediately. On October 26, 2017, the Company’s board of directors appointed WWC, P.C. as its new independent registered public accounting firm to audit and review the Company’s financial statements, effective immediately. See the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2017, as amended on November 2, 2017 for more information.

Independent Auditors’ Fees

The following table represents fees billed for each of the last two fiscal years for professional audit services rendered by our independent registered public accounting firms:

	2018	2017

Audit fees(1)	$4,000	$12,500
Audit-related fees
Tax fees
All other fees
Total	$4,000	$12,500

____________

(1)

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by our auditors for our financial statements as of and for the year ended August 31, 2018.

23

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of WWC, P.C., Independent Registered Public Accounting Firm

Audited Balance Sheets as of August 31, 2018 and 2017

Audited Statement of Operations and Comprehensive Loss for the years ended August 31, 2018 and 2017

Audited Statement of Stockholders’ Equity for the years ended August 31, 2018 and 2017

Audited Statement of Cash Flows for the years ended August 31, 2018 and 2017

Notes to Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits

See exhibits listed under Part (b) below.

24

(b) Exhibits:

Exhibit No.	Description
2.1

Exchange Agreement, dated November 27, 2017, among the Company, Donggao International and the shareholders of Donggao International (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 28, 2017)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A of the Company’s Definitive Information Statement on Schedule 14C filed on October 6, 2017)
3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the registration statement on Form S-1, as amended (File No. 333-207552))
10.1

Sales Agreement (English Translation), by and between Guangzhou Donggao New Materials Co. Ltd. and Fujian Changting County Longhu Construction Engineering Co., Ltd., dated May 23, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2018).

10.2

Sales Agreement (English Translation), by and between Guangzhou Donggao New Materials Co. Ltd. and Zhongshan City Hechenglian Construction Engineering Co., Ltd., dated June 5, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 28, 2018).

10.3

Strategic Cooperation Agreement (English Translation), by and between Guangzhou Donggao New Materials Co. Ltd. and Guangzhou University, dated May 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 28, 2018).

10.4

Strategic Cooperation Agreement (English Translation), by and between Guangzhou Donggao New Materials Co. Ltd. and Institute of Advanced Engineering Technology under Wuhan University of Technology, dated February 8, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 28, 2018).

10.5

Patented Products Licensing and Manufacturing Agreement (English Translation), by and between Guangzhou Donggao New Materials Co. Ltd. and Foshan Chenshi Environment Protection Materials Co., Ltd., dated June 27, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 28, 2018).

10.6

Supply Agreement (English Translation), by and between Guangzhou Donggao New Materials Co. Ltd. and Foshan Chenshi Environment Protection Materials Co., Ltd., dated June 27, 2018 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 28, 2018).

10.7

Guangzhou City Lease Agreement (English Translation), by and between Shengyue Zhuo and Guangzhou Donggao New Materials Co. Ltd., dated January 17, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 28, 2018).

10.8

Employment Agreement (English Translation), by and between Lijuan Jiang and Guangzhou Donggao New Materials Co. Ltd., dated January 1, 2018 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 28, 2018).

10.9

Patent Transfer Agreement (English Translation), by and between Yue Zhong and Guangzhou Donggao New Materials Co. Ltd., dated March 20, 2018 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 28, 2018).

14.1	Code of Ethics and Business Conduct of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on September 28, 2018)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on September 28, 2018)
31.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16. FORM 10-K SUMMARY.

None.

25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2018

TRAQER CORP.

By:	/s/ Lijuan Jiang
Lijuan Jiang
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lijuan Jiang	Chairman, President, Chief Executive Officer and Chief Financial Officer	December 14, 2018
Lijuan Jiang	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Limei Jiang	Director	December 14, 2018
Limei Jiang

26