Form 10-Q
period 2018-12-31
TRAQER CORP
filed 2019-02-14
CIK 1656053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

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

_____________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 13, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	305,761,500

TRAQER CORP.

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRAQER CORP.

CONDENSED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2018 AND 2017

Traqer Corp.

Unaudited Condensed Consolidated Balance Sheets

As of December 31, 2018 and June 30, 2018

	12/31/2018	6/30/2018
		(Audited)
Assets
Current assets
Cash and cash equivalents	$21,088	$28,915
Advance to suppliers	7,562	-
Related party receivable	-	39,215
Total current assets	$28,650	$68,130

Non-current assets
Plant and equipment, net	7,451	10,030
Intangible asset, net	15,032	18,797
Other assets	1,309	1,360
Total Assets	$52,442	$98,317

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,648	$9,678
Accrued liabilities	19,262	12,500
Related party payable	145,032	88,850
Total current liabilities	$168,942	$111,028

Total Liabilities	$168,942	$111,028

Commitments and Contingencies

Stockholders’ Deficiency
Common stock, $0.00005 par value, 2,000,000,000 shares authorized; 305,761,500 shares issued and outstanding at December 31, 2018 and June 30, 2018	$305,762	$305,762
Additional paid in capital	-	-
Accumulated deficit	(419,178)	(318,412)
Accumulated other comprehensive income	(3,084)	(62)
Total Stockholders’ Deficiency	$(116,500)	$(12,712)

Total Liabilities and Stockholders’ Deficiency	$52,442	$98,317

The accompanying notes are an integral part of these financial statements

Traqer Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and six month periods ended December 31, 2018 and 2017

	For the three month periods ended,		For the six month periods ended,
	12/31/2018	12/31/2017	12/31/2018	12/31/2017

Net revenues	-	-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Selling and marketing expenses	3,041	-	5,599	-
General and administrative expenses	54,026	19,472	95,569	63,465
Total operating expenses	57,067	(19,472)	101,168	63,465

Operating loss	(57,067)	-	(101,168)	(63,465)

Other income (expenses):
Interest income	35	25	37	25
Other income	232	-	601	-
Other expense	(236)	(285)	(236)	(285)
Total other income and (expenses)	31	(260)	402	(260)

Loss before taxes from operations	(57,036)	(19,732)	(100,766)	(63,725)

Provision for income taxes	-	-	-	-

Net loss	(57,036)	(19,732)	$(100,766)	$(63,725)

Other comprehensive income:
Foreign currency translation income	(170)	-	(3,022)	-
Comprehensive loss	(27,206)	(19,732)	$(103,789)	$(63,725)

Loss per share:
Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average shares outstanding	305,761,500	5,761,500	305,761,500	5,761,500

The accompanying notes are an integral part of these financial statements

Traqer Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the six-month periods ended December 31, 2018 and 2017

	For the six-month periods ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,766)	$(63,725)
Depreciation and amortization	5,123	-
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
Decrease in accounts receivable	-	970
Increase in prepaid expenses	-	(5,000)
Increase in advance to suppliers	(7,562)	-
Decrease in accounts payable	(5,031)	(35,169)
Decrease in taxes payable	-	(2,604)
Increase in accrued expenses	6,762	3,357
Net cash used in operating activities	(101,474)	(102,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash generated from investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in additional paid in capital	-	294,253
Decrease in related party receivables	39,215	-
Increase/(decrease) in related party payables	56,182	(162,678)
Net cash generated from financing activities	95,397	131,575

Net (decrease)/increase in cash and cash equivalents	(6,078)	29,404

Effect of foreign currency translation on cash and cash equivalents	(1,749)	-

Cash and cash equivalents, beginning balance	28,915	621
Cash and cash equivalents, ending balance	$21,088	$30,025

SUPPLEMENTAL DISCLOSURES:
Interest received	$37	$25
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements

Traqer Corp.

Notes to Condensed Consolidated Financial Statements

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

Traqer Corp.

Notes to Condensed Consolidated Financial Statements

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

Traqer Corp.

Notes to Condensed Consolidated Financial Statements

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

	12/31/2018	6/30/2018	12/31/2017
Period/year end RMB: US$ exchange rate	6.8764	6.6191	6.5064
Period/annual average RMB: US$ exchange rate	6.8587	6.5052	6.6416

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

Advertising

All advertising costs are expensed as incurred. The Company incurred $0 and $0 in advertising expenses for the three-month and six-month periods ended December 31, 2018 and 2017.

Research and development

All research and development costs are expensed as incurred. The Company incurred $0 and $0 in research and development costs for three-month and six-month periods ended December 31, 2018 and 2017.

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

Traqer Corp.

Notes to Condensed Consolidated Financial Statements

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

3. Going Concern

The Company had an accumulated deficit of $419,178 as of December 31, 2018, and cash used in operations of $101,474 for the six-month period ended December 31, 2018. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is no guarantee the Company will be successful.

4. Plant and Equipment

	12/31/2018	6/30/2018
At Cost:
Machinery and equipment	$7,171	$7,450
Leasehold Improvements	4,115	4,275
	$11,286	$11,725

Less: Accumulated depreciation	(3,835)	(1,695)

	$7,451	$10,030

Depreciation expense for the three-months periods ended December 31, 2018 and 2017 was $1,099 and $0, respectively. Depreciation expense for the six-months periods ended December 31, 2018 and 2017 was $2,141 and $0, respectively.

Traqer Corp.

Notes to Condensed Consolidated Financial Statements

5. Intangible Asset

The Company acquired 22 patents from their director, Mr. Zhong, Yue, to develop and contract process energy conserving and environmentally friendly building material.

	12/31/2018	6/30/2018
At Cost:
Patents	$20,134	$20,918

Less: Accumulated amortization	(5,102)	(2,121)

	$15,032	$18,797

Amortization expense for the three-months periods ended December 31, 2018 and 2017 was $1,525 and $0, respectively. Amortization expense for the six-months periods ended December 31, 2018 and 2017 was $2,982 and $0, respectively.

6. Related Party transactions

Related party receivable consisted of the following:

	12/31/2018	6/30/2018

Jiang, Lijuan, director	$-	$39,215
	$-	$39,215

Related party receivables represented advances issued to management for job or travel disbursement in the normal course of business. The amounts are unsecured, interest-free and due on demand.

Related party payable consisted of the following:

	12/31/2018	6/30/2018
Jiang, Lijuan, director	$14,106	$-
Zhong, Yue, director	21,857	21,857
Jiang, Limei, director	109,069	66,993
	$145,032	$88,850

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

Traqer Corp.

Notes to Condensed Consolidated Financial Statements

The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company recorded a deferred tax asset in the amount of $0 and $0 at December 31, 2018 and 2017, respectively.

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

The following table reconciles the statutory rates to the Company’s effective tax rate:

	12/31/2018	12/31/2017
Statutory rates in the Republic of Seychelles	0%	0%
Statutory rates in Hong Kong	16.5%	16.5%
Statutory rates in PRC	25.0%	25.0%
Foreign earned income not subject to taxes in the Republic of Seychelles	(41.5)%	(41.5)%
Effective income tax rate	0%	0%

Income/(loss) before taxes:
Republic of Seychelles	$45	$(5,391)
Hong Kong	(4,554)	(825)
PRC	(36,425)	-
	$(40,934)	$(6,216)

9. Lease Commitments

As of September 30, 2018, the Company entered into a two-year operating lease agreement which commenced on January 7, 2018 and expires on January 7, 2020. The monthly lease expense is RMB 4,500 (USD $ 692).

The minimum future lease payments for the office at December 31, 2018 are as follows:

Period	Lease Payable
Year 1	$7,853
$7,853

The outstanding lease commitments for the leases listed above as of December 31, 2018 was $7,853.

10. Risks

A.	Credit risk

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

Traqer Corp.

Notes to Condensed Consolidated Financial Statements

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

11. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events from December 31, 2018 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

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

We incurred a net loss of $100,766 for the six months ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $419,178. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended December 31, 2018 and 2017

Revenues

We did not generate any revenues for both the three months ended December 31, 2018 and the three months ended December 31, 2017.

Cost of revenues

Because we did not earn any revenues, we did not incur any cost of revenues during both periods.

Selling and marketing expenses

We have incurred $3,041 selling and marketing expenses for the three-month period ended December 31, 2018 compared to $nil for the three-month period ended December 31, 2017. The selling and marketing expenses solely consisted of salary expenses.

General and administrative expenses

The general and administrative expenses were $54,026 for the three months ended December 31, 2018 compared to $19,472 for the three months ended December 31, 2017. The general and administrative expenses primarily consisted of professional fees and salary expenses.

Net Loss

Our net loss for the three-month period ended December 31, 2018 was $57,036 compared to a net loss of $19,732 during the three-month period ended December 31, 2017.

Comparison of Six Months Ended December 31, 2018 and 2017

Revenues

We have generated both $nil in revenue during the six months ended December 31, 2018 and 2017.

Cost of revenues

Because we did not earn any revenues, we did not incur any cost of revenues during both periods.

Selling and marketing expenses

During the six months ended December 31, 2018, we have incurred $5,599 in selling and marketing expenses compared to $nil during the six months ended December 31, 2017. The selling and marketing expenses solely consisted of salary expenses.

General and administrative expenses

During the six months ended December 31, 2018, we have incurred $95,569 in general and administrative expenses compared to $63,465 during the six months ended December 31, 2017. The general and administrative expenses primarily consisted of professional fees and salary expenses.

Net Loss

Our net loss for the six months ended December 31, 2018 was $100,766 compared to a net loss of $63,725 for the six months ended December 31, 2017.

Liquidity and Capital Resources

Working capital	December 31, 2018	June 30, 2018
Total current assets	$28,650	$68,130
Total current liabilities	168,942	111,028
Working capital deficiency	$(140,292)	$(42,898)

Total stockholders’ deficiency for the six-month period ended December 31, 2018 and the year ended June 30, 2018 was $116,500 and $12,712, respectively. To date, we have financed our operations primarily from contributions by owners and borrowings from related parties.

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

	Six Months Ended December 31,
	2018	2017
Net cash provided in operating activities	$(101,474)	$(102,171)
Net cash provided by/(used in) investing activities	-	-
Net cash provided by financing activities	95,397	131,575
Net (decrease)/increase in cash and cash equivalents	(6,078)	29,404
Effect of foreign currency translation on cash and cash equivalents	(1,749)	-
Cash and cash equivalents at the beginning of period	28,915	621
Cash and cash equivalents at the end of period	$21,088	$30,025

Operating Activities

For the six months ended December 31, 2018, net cash used in operating activities was $101,474 consisting of a net loss of $100,766, depreciation and amortization expenses of $5,123, an increase in advance to suppliers of $7,562, a decrease in accounts payable of $5,031 and an increase in accrued expenses of $6,762. Net cash used in operating activities for the six-month period ended December 31, 2017 was $102,171 consisting of a net loss of $63,725, a decrease in accounts receivable of $970, an increase in prepaid expenses of $5,000, a decrease in accounts payable of $35,169, a decrease in taxes payable of $2,604 and an increase in accrued expenses of $3,357.

Investing Activities

Net cash used in or provided by investing activities for the six-month period ended December 31, 2018 and the six-month period ended December 31, 2017 was both $nil.

Financing Activities

Net cash provided by financing activities for the six-month period ended December 31, 2018 was $95,397 which consisted of a decrease in related party receivables of $39,215 and an increase in related party payables of $56,182. Net cash provided by financing activities was $131,575 from an increase in additional paid in capital of 294,253 and a decrease in related party payables of $162,678 for the six-month period ended December 31, 2017.

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

Critical Accounting Policies

Our condensed financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our audited financial statements for the year ended June 30, 2018 included in the Current Report on Form 8-K filed on September 28, 2018..

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2018 due to the following material weaknesses that our management identified in our internal control over financial reporting as of December 31, 2018:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 14, 2019

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

