Form 10-Q
period 2019-03-31
TRAQER CORP
filed 2019-05-15
CIK 1656053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	305,761,500

TRAQER CORP.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Traqer Corp.

Unaudited Condensed Consolidated Balance Sheets

As of March 31, 2019 and June 30, 2018

	3/31/2019	6/30/2018
		(Audited)
Assets
Current assets
Cash and cash equivalents	$20,527	$28,915
Other receivables	8,395	-
Advance to suppliers	9,983	-
Related party receivable	-	39,215
Total current assets	$38,905	$68,130

Non-current assets
Plant and equipment, net	6,505	10,030
Intangible asset, net	13,834	18,797
Other assets	1,341	1,360
Total Assets	$60,585	$98,317

Liabilities and Stockholders’ Deficiency
Current liabilities
Accounts payable	$-	$9,678
Accrued liabilities	16,243	12,500
Related party payable	196,438	88,850
Customer advances	4,648	-
Total current liabilities	$217,329	$111,028

Total Liabilities	$217,329	$111,028

Commitments and Contingencies

Stockholders’ Deficiency
Common stock, $0.00005 par value, 2,000,000,000 shares authorized; 305,761,500 shares issued and outstanding at March 31, 2019 and June 30, 2018	$305,762	$305,762
Additional paid in capital	-	-
Accumulated deficit	(460,097)	(318,412)
Accumulated other comprehensive loss	(2,409)	(62)
Total Stockholders’ Deficiency	$(156,744)	$(12,712)

Total Liabilities and Stockholders’ Deficiency	$60,585	$98,317

The accompanying notes are an integral part of these financial statements

Traqer Corp.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and nine month periods ended March 31, 2019 and 2018

	For the three month periods ended,		For the nine month periods ended,
	3/31/2019	3/31/2018	3/31/2019	3/31/2018

Net revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses:
Selling and marketing expenses	2,549	-	8,148	-
General and administrative expenses	38,141	51,139	133,710	114,604
Total operating expenses	40,690	51,139	141,858	114,604

Operating loss	(40,690)	(51,139)		(114,604)

Other income (expenses):
Interest income	2	10	38	35
Other income	-	-	528	-
Other expense	(231)	-	(393)	(285)
Total other income and (expenses)	(229)	10	173	(250)

Loss before taxes from operations	(40,919)	(51,129)	(141,685)	(114,854)

Provision for income taxes	-	-	-	-

Net loss	$(40,919)	$(51,129)	$(141,685)	$(114,854)

Other comprehensive income:
Foreign currency translation income/(loss)	676	7,147	(2,347)	7,147
Comprehensive loss	$(40,244)	$(43,982)	$(144,032)	$(107,707)

Loss per share:
Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted weighted average shares outstanding	305,761,500	5,761,500	305,761,500	5,761,500

The accompanying notes are an integral part of these financial statements

Traqer Corp.

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine-month periods ended March 31, 2019 and 2018

	For the nine-month periods ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(141,685)	$(114,854)
Depreciation and amortization	8,041	559
Adjustments to reconcile net loss to net cash provided by operating activities and changes in operating assets and liabilities:
Decrease in accounts receivable	-	970
Increase in other receivables	(8,395)	(1,434)
Increase in prepaid expenses	-	(5,000)
Increase in advance to suppliers	(9,983)	(797)
Decrease in accounts payable	(9,679)	(21,783)
Decrease in taxes payable	-	(2,604)
Increase in accrued expenses	3,743	5,000
Increase in customer advances	4,648	-
Net cash used in operating activities	(153,310)	(139,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	-	(22,057)
Net cash used in investing activities	-	(22,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in additional paid in capital	-	467,189
Decrease in related party receivables	39,215	-
Increase/(decrease) in related party payables	107,589	(139,860)
Net cash generated from financing activities	146,804	327,329

Net (decrease)/increase in cash and cash equivalents	(6,506)	165,329

Effect of foreign currency translation on cash and cash equivalents	(1,882)	7,148

Cash and cash equivalents, beginning balance	28,915	621
Cash and cash equivalents, ending balance	$20,527	$173,098

SUPPLEMENTAL DISCLOSURES:
Interest received	$38	$35
Interest paid	$-	$-
Income tax paid	$-	$-

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

Traqer Corp.

Notes to Condensed Consolidated Financial Statements

	3/31/2019	6/30/2018	3/31/2018
Period/year end RMB: US$ exchange rate	6.7111	6.6191	6.2802
Period/annual average RMB: US$ exchange rate	6.8224	6.5052	6.3566

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

Advertising

All advertising costs are expensed as incurred. The Company incurred $0 and $0 in advertising expenses for the three-month and six-month periods ended March 31, 2019 and 2018.

Research and development

All research and development costs are expensed as incurred. The Company incurred $0 and $0 in research and development costs for three-month and six-month periods ended March 31, 2019 and 2018.

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

3. Going Concern

The Company had an accumulated deficit of $460,097 as of March 31, 2019, and cash used in operations of $153,310 for the nine-month period ended March 31, 2019. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern, but there is no guarantee the Company will be successful.

4. Plant and Equipment

	3/31/2019	6/30/2018
At Cost:
Machinery and equipment	$7,348	$7,450
Leasehold Improvements	4,216	4,275
	$11,564	$11,725

Less: Accumulated depreciation	(5,059)	(1,695)

	$6,505	$10,030

Depreciation expense for the three-months periods ended March 31, 2019 and 2018 was $1,224 and $0, respectively. Depreciation expense for the nine-months periods ended March 31, 2019 and 2018 was $3,365 and $0, respectively.

Traqer Corp.

Notes to Condensed Consolidated Financial Statements

5. Intangible Asset

The Company acquired 22 patents from their director, Mr. Zhong, Yue, to develop and contract process energy conserving and environmentally friendly building material.

	3/31/2019	6/30/2018
At Cost:
Patents	$20,630	$20,918

Less: Accumulated amortization	(6,796)	(2,121)

	$13,834	$18,797

Amortization expense for the three-months periods ended March 31, 2019 and 2018 was $1,694 and $0, respectively. Amortization expense for the nine-months periods ended March 31, 2019 and 2018 was $4,676 and $559, respectively.

6. Related Party transactions

Related party receivable consisted of the following:

	3/31/2019	6/30/2018

Jiang, Lijuan, director	$-	$39,215
	$-	$39,215

Related party receivables represented advances issued to management for job or travel disbursement in the normal course of business. The amounts are unsecured, interest-free and due on demand.

Related party payable consisted of the following:

	3/31/2019	6/30/2018
Jiang, Lijuan, director	$41,860	$-
Zhong, Yue, director	21,857	21,857
Jiang, Limei, director	132,721	66,993
	$196,438	$88,850

The amounts are unsecured, interest-free and due on demand.

7.  Equity

For the year ended June 30, 2018, the Company issued 600,000,000 common shares for $30,000 and there was an adjustment of $270,000 to common stock as a result of the recapitalization and share exchange agreement.

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

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company recorded a deferred tax asset in the amount of $0 and $0 at March 31, 2019 and 2018, respectively.

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

The following table reconciles the statutory rates to the Company’s effective tax rate:

	3/31/2019	3/31/2018
Statutory rates in the Republic of Seychelles	0%	0%
Statutory rates in Hong Kong	16.5%	16.5%
Statutory rates in PRC	25.0%	25.0%
Foreign earned income not subject to taxes in the Republic of Seychelles	(41.5)%	(41.5)%
Effective income tax rate	0%	0%

Income/(loss) before taxes:
United States	$(84,206)	$(93,130)
Republic of Seychelles	(1,419)	(3,834)
Hong Kong	(1,535)	(4,672)
PRC	(54,525)	(13,218)
	$(141,685)	$(114,854)

9. Lease Commitments

As of September 30, 2018, the Company entered into a two-year operating lease agreement which commenced on January 7, 2018 and expires on January 7, 2020. The monthly lease expense is RMB 4,500 (USD $ 670).

The minimum future lease payments for the office at March 31, 2019 are as follows:

Period	Lease Payable
Year 1	$6,035
$6,035

The outstanding lease commitments for the leases listed above as of March 31, 2019 was $6,035.

Traqer Corp.

Notes to Condensed Consolidated Financial Statements

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

11. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events from March 31, 2019 through the date the financial statements were available to be issued. There was no subsequent event at the report date.

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

We incurred a net loss of $141,685 for the nine months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $460,097. Losses have principally occurred as a result of the lack of a source of recurring revenues and the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Revenues

We did not generate any revenues for both the three months ended March 31, 2019 and 2018.

Cost of revenues

Because we did not earn any revenues, we did not incur any cost of revenues during both periods.

Selling and marketing expenses

We have incurred $2,549 selling and marketing expenses for the three-month period ended March 31, 2019 compared to $nil for the three-month period ended March 31, 2018. The selling and marketing expenses primarily consisted of salary expenses.

General and administrative expenses

The general and administrative expenses were $38,141 for the three months ended March 31, 2019 compared to $51,139 for the three months ended March 31, 2018. The general and administrative expenses primarily consisted of professional fees and salary expenses.

Net Loss

Our net loss for the three-month period ended March 31, 2019 was $40,919 compared to a net loss of $51,129 during the three-month period ended March 31, 2018.

Comparison of Nine Months Ended March 31, 2019 and 2018

Revenues

We have generated both $nil in revenue during the nine months ended March 31, 2019 and 2018.

Cost of revenues

Because we did not earn any revenues, we did not incur any cost of revenues during both periods.

Selling and marketing expenses

During the nine months ended March 31, 2019, we have incurred $8,148 in selling and marketing expenses compared to $nil during the nine months ended March 31, 2018. The selling and marketing expenses consisted of salary expenses and internet platform fees paid for our marketing activities on a website provided by a third party.

General and administrative expenses

During the nine months ended March 31, 2019, we have incurred $133,710 in general and administrative expenses compared to $114,604 during the nine months ended March 31, 2018. The general and administrative expenses primarily consisted of professional fees and salary expenses.

Net Loss

Our net loss for the nine months ended March 31, 2019 was $141,685 compared to a net loss of $114,854 for the nine months ended March 31, 2018.

Liquidity and Capital Resources

Working capital	March 31, 2019	June 30, 2018
Total current assets	$38,905	$68,130
Total current liabilities	217,329	111,028
Working capital surplus/(deficiency)	$(178,424)	$(42,898)

Total stockholders’ deficiency for the nine-month period ended March 31, 2019 and the year ended June 30, 2018 was $156,744 and $12,712, respectively. To date, we have financed our operations primarily from contributions by owners and borrowings from related parties.

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

	Nine Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$(153,310)	$(139,943)
Net cash provided by (used in) investing activities	-	(22,057)
Net cash provided by financing activities	146,804	327,329
Net increase (decrease) in cash and cash equivalents	(6,506)	165,329
Effect of foreign currency translation on cash and cash equivalents	(1,882)	7,148
Cash and cash equivalents at the beginning of period	28,915	621
Cash and cash equivalents at the end of period	$20,527	$173,098

Operating Activities

For the nine months ended March 31, 2019, net cash used in operating activities was $153,310 consisting of a net loss of $141,685, depreciation and amortization expenses of $8,041, an increase in other receivables of $8,395, an increase in advance to suppliers of $9,983, a decrease in accounts payable of $9,679, an increase in accrued expenses $3,743 and an increase in customer advances of $4,648. Net cash used in operating activities for the nine-month period ended March 31, 2018 was $139,943 consisting of a net loss of $114,854, depreciation and amortization expenses of $559, a decrease in accounts receivable of $970, an increase in other receivables of $1,434, an increase in prepaid expenses of $5,000, an increase in advance to suppliers of $797, a decrease in accounts payable of $21,783, a decrease in taxes payable of $2,604 and an increase in accrued expenses of $5,000.

Investing Activities

Net cash used in or provided by investing activities for the nine-month period ended March 31, 2019 was $nil. Net cash used in purchasing intangible assets for the nine-month period ended March 31, 2018 was $22,057.

Financing Activities

Net cash provided by financing activities for the nine-month period ended March 31, 2019 was $146,804 which consisted of a decrease in related party receivables of $39,215 and an increase in related party payables of $107,589. Net cash provided by financing activities was $327,329 from an increase in additional paid in capital of 467,189 and a decrease in related party payables of $139,860 for the nine-month period ended March 31, 2018. The additional paid in capital for the nine months ended March 31, 2018 was contributed to Traqer Corp. and Guangzhou Donggao New Material Co., Ltd.

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

Critical Accounting Policies

Our condensed financial information has been prepared in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application. There have been no material changes to the critical accounting policies previously disclosed in our audited financial statements for the year ended June 30, 2018 included in the Current Report on Form 8-K filed on September 28, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and chief financial officer. Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2019 due to the following material weaknesses that our management identified:

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

Changes in Internal Control over Financial Reporting

Except for the matters described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2019

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

